Form 10-Q
period 2021-09-30
Healthwell Acquisition Corp. I
filed 2021-11-22
CIK 1845013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	HWELU	The Nasdaq Stock Exchange LLC
Class A common stock, par value $0.0001 per share	HWEL	The Nasdaq Stock Exchange LLC
Redeemable warrants, each warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	HWELW	The Nasdaq Stock Exchange LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒
    No
☐
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
of the Exchange Act).  Yes  ☒    No
☐
As of November
19
, 2021, there were 25,000,000 of the registrant’s Class A common stock, par value $0.0001 per share, and 6,250,000 of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

HEALTHW
E
LL ACQUISITION CORP. I

		Page
PART 1—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1

	Unaudited Condensed Statements of Operations for the Three Months ended September 30, 2021 and for the period from February 2, 2021 (inception) Through September 30, 2021	2

	Unaudited Condensed Statement of Changes in Stockholder’s Equity (Deficit) Three Months ended September 30, 2021 and for the period from February 2, 2021 (inception) Through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from February 2, 2021 (inception) Through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

Item 4.	CONTROLS AND PROCEDURES	27

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	28

Item 1A.	RISK FACTORS	28

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29

Item 3.	DEFAULTS UPON SENIOR SECURITIES	29

Item 4.	MINE SAFETY DISCLOSURES	29

Item 5.	OTHER INFORMATION	29

Item 6.	EXHIBITS	30

SIGNATURES		30

PART 1 – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
HEALTHWELL ACQUISITION CORP. I
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021
(UNAUDITED)

ASSETS
Current assets:
Cash	$983,659
Prepaid expenses	848,870

Total current assets	1,832,529
Derivative asset - forward purchase agreement	252,000
Investments held in trust account	250,000,418

Total Assets	$252,084,947

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$36,503
Franchise tax payable	131,148

Total curr e nt liabilities	167,651
Warrant liabilities	11,110,000
Deferred underwriting fee payable	8,750,000

Total Liabilities	20,027,651

Commitments (see Note 6)
Class A common stock subject to possible redemption, 25,000,000 shares at redemption value	250,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,250,000 shares issued and outstanding	625
Additional paid-in capital	—
Accumulated deficit	(17,943,329)

Total Stockholders’ Deficit	(17,942,704)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$252,084,947

The accompanying notes are an integral part of the unaudited condensed financial statements.

HEALTHWELL ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	For the Period from February 2, 2021 (Inception) Through September 30, 2021
Formation and operating costs	$156,682	$166,148
Franchise tax expense	131,148	131,148

Loss from operations	(287,830)	(297,296)
Expensed offering costs	(1,020,874)	(1,020,874)
Unrealized gain on investments held in Trust Account	418	418
Change in fair value of derivative asset - forward purchase agreement	(188,000)	(188,000)
Change in fair value of warrant liabilities	7,474,000	7,474,000

Net income	$5,977,714	$5,968,248

Weighted average shares outstanding, basic and diluted	21,467,391	11,875,000

Basic and diluted net income per common share	$0.28	$0.50

The accompanying notes are an integral part of the unaudited condensed financial statements.

HEALTHWELL ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN S
T
OCKHOLDERS’ EQUITY (DEFICIT)
THREE MONTHS ENDED SEPTEMBER 30, 2021 AND
FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at February 2, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(9,466)	(9,466)

Balance at June 30, 2021	—	—	7,187,500	719	24,281	(9,466)	15,534
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	616,000	—	616,000
Record fair value of initial derivative asset - forward purchase agreement	—	—	—	—	440,000	—	440,000
Fair value of Founders Shares transferred to Anchor Investors	—	—	—	—	7,207,313	—	7,207,313
Accretion of Class A common stock to redemption amount	—	—	—	—	(8,287,594)	(23,911,671)	(32,199,265)
Forfeiture of Class B common stock	—	—	(937,500)	(94)	—	94	—
Net income	—	—	—	—	—	5,977,714	5,977,714

Balance at September 30, 2021	—	$—	6,250,000	$625	$—	$(17,943,329)	$(17,942,704)

(1)
Includes up to 937,500 Class B
c
ommon stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On S eptember 11, 2021, the over-allotment option expired.

The accompanying notes are an integral part of the unaudited condensed financial statements.

HEALTHWELL ACQUISITION CORP. I
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$5,968,248
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs allocatable to W a rrant Liability	1,020,874
Interest income on investments held in Trust Account	(418)
Change in fair value of warrant liability	(7,474,000)
Change in fair value of forward purchase asset	188,000
Changes in operating assets and liabilities:
Prepaid expenses	(848,870)
Accrued expenses	36,503
Franchise tax payable	131,148

Net cash used in operating activities	(978,515)

Cash Flows from Financing Activities:
Investment of cash into Trust Account	(250,000,000)

Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Class B common stock to Sponsor	25,000
Proceeds from initial public offering, net of underwriter’s discount paid	245,000,000
Proceeds from the sale of private placement warrants	7,700,000
Proceeds from promissory note - related party	350,000
Repayment from promissory note - related party	(350,000)
Payment of offering costs	(762,826)

Net cash provided by financing activities	251,962,174

Net Change in Cash	983,659
Cash - Beginning of period	—

Cash - End of period	$983,659

Non-cash investing and financing activities
Deferred underwriting fee payable	$8,750,000

Initial classification of derivative asset - forward purchase agreement	$440,000

Accretion of Class A common stock subject to redemption to redemption value	$32,199,265

Fair value of Founders Shares transferred to Anchor Investors	$7,207,313

Forfeiture of Class B common stock	$94

The accompanying notes are an integral part of the unaudited condensed financial statements.

HEALTHWELL ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)
NOTE 1. DESC
R
IPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND LIQUIDITY
Healthwell Acquisition Corp. I (the “Company”) is a blank check company inc
o
rporated in the Delaware on February 2, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Transaction costs amounted to $21,720,139 consisting of $5,000,000 of underwriting fees, $8,750,000 of deferred underwriting fees, $7,207,313 of anchor investor offering costs and $762,826 of other offering costs. In addition, cash of $1,920,090 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.
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

HEALTHWELL ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under applicable law or stock exchange listing requirement. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be
$10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least
$5,000,001
either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. In such case, pursuant to the terms of a letter agreement entered into with the Company, the initial stockholders have agreed (and their permitted transferees will agree) to vote their Founder Shares and any Public Shares held by them in favor of an initial Business Combination. The Company expects that at the time of any stockholder vote relating to an initial Business Combination, the initial stockholders and their permitted transferees will own at least
20%
of the issued and outstanding common stock entitled to vote thereon. The directors and officers also have agreed to vote in favor of an initial Business Combination with respect to any Public Shares acquired by them. These voting thresholds, and the voting agreements of the initial stockholders, may make it more likely that the Company will consummate a Business Combination. Each public stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
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
The Sponsor has agreed to waive: (i) their redemption rights with respect to any Founder Shares and Public Shares held by them, as applicable, in connection with the completion of an initial Business Combination; (ii) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a stockholder vote to amend the amended and restated certificate of incorporation (A) to modify the substance or timing of the obligation to allow redemption in connection with an initial Business Combination or to redeem
 100%

of the public shares if the Company do not complete an initial Business Combination within 2
4
 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (iii) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination within
24
months from the closing the Initial Public Offering (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fail to complete an initial Business Combination within the prescribed time frame).

HEALTHWELL ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

The Company will have until August 5, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in e
a
ch case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
The Sponsor has ag
r
eed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.
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
Liquidity
As of September 30, 2021, the Company had $983,659 in cash and a working capital surplus of $1,664,878. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering on August 5, 2021, at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes.

HEALTHWELL ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date this financial statement is issued and therefore substantial doubt has been alleviated.
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
SEPTEMBER 30, 2021
(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying una
u
dited condensed financial statements of the C
o
mpany are presented in conformity with
accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on August 4, 2021, as well as the Company’s Restated Current Reports of Form 8-K, as filed with the SEC on [●]. The interim results for the period from February 2, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

9

HEALTHWELL ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.
Investments Held in Trust Account
At September 30, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on investments held in Trust Account in the accompanying condensed statements of operations. Interest and dividend income on these securities is included in interest and dividend income on investments held in Trust Account in the accompanying condensed statements of operations.
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statement of operations. As of September 30, 2021, the Company estimated the fair value of the warrant derivative liabilities to be $11,110,000. See Note for additional information related to fair value measurements.

HEALTHWELL ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

Class A Common Stock Subject to Possible Redemption
All of the 25,000,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with ASC
480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable c
o
mmon stock are affected by charges against additional
paid-in
capital and accumulated deficit.
As of September 30, 2021, the Class A common stock reflected in the condensed balance sheet are reconciled in the following table:

Allocated Fair Value of Proceeds	$238,500,000
Less:
Issuance costs allocated to Class A common stock	(20,699,265)
Plus:
Accretion of carrying value to redemption value	32,199,265

Class A co m mon stock subject to possible redemption	$250,000,000

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A—
Expenses of Offering
. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $21,720,139 as a result of the Initial Public Offering (consisting of a $5,000,000 underwriting discount, $8,750,000 of deferred underwriting fees, $7,207,313 of anchor investor offering costs, and $762,826 of other offering costs). The Company recorded $20,699,265 of offering costs as a reduction of equity in connection with the Class A common stock included in the Units. The Company immediately expensed $1,020,874 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.
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

HEALTHWELL ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

ASC 740
prescribes
a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income Per Share of Common Stock
Net income per share of common stock is computed by dividing net inc
o
me by the weighted-average number of shares of common stock outstanding during the period. As the Class A shares of common stock are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, Class A and Class B shares of common stock are presented as one class of stock in the calculation net income per share. As a result, the calculated net income per share is the same for Class A and Class B shares of common stock. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.
The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		For the Period from February 2, 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B

Basic and diluted net income per share:
Numerator:
Net income	$4,237,367	$1,740,347	$2,931,771	$3,036,477

Denominator:
Basic and diluted weighted average shares outstanding	15,217,391	6,250,000	5,833,333	6,041,667
Basic and diluted net income per share	$0.28	$0.28	$0.50	$0.50
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account
.

HEALTHWELL ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

Fair Value of Financial Instruments
The Company applies ASC 820,
Fair Value Measurement
(“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the en
t
ity’s judgments about the assumptions that market participants w
o
uld use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.
The carrying amounts reflected in the balance sheet for cash, deferred offering costs, accrued offering costs, promissory note—related party, and advance from anchor investor approximate fair value due to their short-term nature.
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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. Derivative instruments are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
The forward purchase agreement is accounted for as a derivative instrument in accordance with ASC 815 and is presented as a derivative forward purchase agreement asset on the balance sheet. The forward purchase agreement was measured at fair value at the Initial Public Offering and on a recurring basis, with subsequent changes in fair value to be recorded in the statement of operations.

As of September 30, 2021, the Company estimated the fair value of the derivative asset related to its forward purchase agreement to be $252,000. See Note 9 for additional information related to fair value measurements.
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
SEPTEMBER 30, 2021
(UNAUDITED)

Management does not believe that any
other
recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
The registration statement for the Company’s Initial Public Offering was declared effective on August 2, 2021. On August 5, 2021, the Company completed its Initial Public Offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. Each Unit consists of one share of Class A common stock and one-half
of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note
7
).
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
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On February 10, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 6,250,000 Class B common stock (the “Founder Shares”). The Founder Shares include an aggregate of up to 937,500 Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (see Note
5
). On September 11, 2021, the remaining option expired. As a result, 937,500 shares of Class B common stock and
750,000 Private Placement Warrants were forfeited (see Note
8
).
The Sponsor has agreed that, subject to certain limited exceptions, the Founder Shares will not be transferred, assigned, sold until the earlier of (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination or (x) if the last reported sale price of the Class A common stock equals or exceeds
$12.00

per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any
 20 trading days within any
30-trading
day period commencing at least 150 days
after our initial business combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their common stock for cash, securities or other property.

HEALTHWELL ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

A total of twelve anchor investors (the “Anchor Investors” representing both the Original Anchor Investors and the Additional Anchor Investors as defined below) purchased Units in the Initial Public Offering; nine of which each purchased 2,475,000 Units at the offering price of
$10.00 per

Unit
,
 and three
of which each purchased
 1,237,500
Units at
the
 offering price of

$10.00
per unit. Pursuant to such Units, the anchor investors have not been granted any stockholder or other rights in addition to those afforded to the Company’s other public stockholders.
Three anchor investors (the “Original Anchor Investors”) entered into separate subscription agreements in F
e
bruary 2021 with the Sponsor for indirect interests in the Founder Shares held by the Sponsor for a nominal amount. Certain interests in Founder Shares were granted to the Original Anchor Investors subject to a performance condition (i.e., if any anchor investor transfers the units purchased in the Initial Public Offering (or the Class A common stock underlying such units) prior to the closing of an initial business combination (other than to its affiliates or such other parties that are approved in advance in writing by the Sponsor) or it elects to redeem any of the Class A common stock purchased in this offering) and must be returned to the Sponsor if performance conditions are not met. Compensation expense related to these interests will be recognized only when the performance condition is probable of occurrence under ASC 718. As of September 30, 2021, no
stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date satisfaction of the performance obligation is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Share interests. The fair value of
 these interests in the Founder Shares sold to the Original Anchor Investors was estimated at

$
1,796,901
or approximately $
4.09
per share.
The other nine anchor investors (the “Additional Anchor Investors”) entered into separate subscription agreements in July 2021 with the Sponsor for indirect interests in the Founder Shares held by the Sponsor. The Additional Anchor Investors purchased interests representing an aggregate of 1,125,000

Founder Shares at a purchase price of $0.004 per share or $3,938 in the aggregate.
Further, the Additional Anchor Investors are not required to (i) hold any units, shares of Class A common stock or warrants they may purchase in the Initial Public Offering or thereafter for any amount of time, (ii) vote any shares of Class A common stock they may own at the applicable time in favor of the Business Combination or (iii) refrain from exercising their right to redeem their public shares at the time of the Business Combination. The anchor investors will have the same rights to the funds held in the trust account with respect to the shares of Class A common stock underlying the units they may purchase in the Initial Public Offering as the rights afforded to the Company’s other public stockholders.
The Company estimated the fair value
at July 20, 21021
of the Founder Share interests attributable to the Additional Anchor Investors to be $7,211,250 or $6.41 per share. The excess of the fair value of the Founder Shares sold over the purchase price was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost will be allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities will be expensed immediately in the statement of operations. Offering costs allocated to the Public Shares were charged to stockholder’s equity at the date of the Initial Public Offering.
Promissory Note—Related Party
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
SEPTEMBER 30, 2021
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
Registration Rights Agreement
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
Underwriting Agreement
The Company granted the underwriters a
45-day
option to purchase up to 3,750,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On September 11, 2021, the over-allotment option expired
.
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
NOTE 7. WARRANTS
As of September 30, 2021, there were 7,700,000 Private Placement Warrants and 12,500,000 Public Warrants outstanding.

HEALTHWELL ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

A warrant holder may exercise its warrants only for a whole number of Class A common stock. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Accordingly, unless you purchase at least two Units, you will not be able to receive or trade a whole warrant. The warrants will expire five years after the completion of an initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a w
a
rrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a current prospectus relating thereto is current, subject to the satisfying the obligations described below with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a Unit containing such warrant, if not cash settled, will have paid the full purchase price for the Unit solely for the share of Class A common stock underlying such Unit.
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

The Company will not redeem the warrants for cash unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A common stock is available throughout the
30-day
redemption period, unless the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable, the Company may exercise the redemption right even if the Company are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

HEALTHWELL ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

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

In addition, if (x) the Company issue additional common stock or equity-linked securities for capital raising purposes in connection with the closing of an initial Business Combination (excluding any Forward Purchase Securities) at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an Business Combination on the date of the completion of an initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummate an initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described below under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” and “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 100% and 180%, respectively, of the higher of the Market Value and the Newly Issued Price.
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
In connection with the Initial Public Offering, The Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Peterson Partners a member of the Sponsor, pursuant to which Peterson Partners has subscribed to purchase from the Company 4,000,000 units, with each unit consisting of one share of Class A common stock (“Forward Purchase Shares”), and one-half
of one warrant to purchase one share of Class A common stock

HEALTHWELL ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

(“Forward Purchase Warrants”, together with the Forward Purchase Shares the “Forward Purchase Securities”) for $10.00 per unit, or an aggregate amount of up to $40,000,000, in a private placement that will close concurrently with the closing of a Business Combination. The Forward Purchase Shares will be identical to the shares of Class A common stock included in the Units being sold in the Initial Public Offering, except that they will be subject to certain transfer restrictions, and the Forward Purchase Warrants shall be identical to the Private Placement Warrants. As of September 30, 2021, the Company estimated the fair value of the forward purchase agreement to be a derivative asset of $252,000.
The obligations under the Forward Purchase Agreement do not depend on whether any shares of Class A c
o
mmon stock are redeemed by the public stockholders. Peterson Partners obligation to purchase forward units will, among other things, be terminated in the event that the Company does not complete a Business Combination within the Combination Period.
The Company accounts for the 20,200,000 warrants issued in connection with the Initial Public Offering (including 12,500,000 Public Warrants and 7,700,000 Private Placement Warrants) in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.
The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. As of September 30, 2021, the Company estimated the fair value of the warrant derivative liabilities to be $11,110,000. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s condensed statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.
NOTE 8. STOCKHOLDERS’ EQUITY
Preferred stock
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preferred shares issued or outstanding.
Class
 A common stock
— The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 25,000,000 shares of Class A common stock issued and outstanding, of which 25,000,000 shares of Class A common stock are subject to possible redemption.
Class
 B common stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2021, there were 6,250,000 shares of Class B common stock issued and outstanding. On September 11, 2021, the underwriters
45-day
option expired. As a result, 937,500
shares of Class B common stock were forfeited.
Holders of Class B common stock will have the right to appoint all of the directors and m
a
y remove members of the board of directors for any reason. On any other matter submitted to a vote of the stockholders, holders of the shares of Class B common stock and holders of the Class A common stock will vote together as a single class, except as required by law.

HEALTHWELL ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of an initial Business Combination, or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities (as described herein), are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of an initial Business Combination, the ratio at which the shares of Class B common stock will convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the issued and outstanding shares of Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, 20%
of the sum of all shares of Class A common stock issued and outstanding at the date of the Initial Public Offering, plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with an initial Business Combination, excluding any Forward Purchase Securities and any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination.
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets
Investments held in Trust Account	$250,000,418	$250,000,418	$—	$—

Derivative asset—forward purchase agreement	$252,000	$—	$—	$252,000

Liabilities
Warrant liability – Public Warrants	$6,875,000	$6,875,000	$—	$—
Warrant liability – Private Placement Warrants	4,235,000	—	—	4,235,000

Warrant Liabilities	$11,110,000	$6,875,000	$—	$4,235,000

The Company utilized a binomial lattice model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker HWELW. The quoted price of the Public Warrants was $0.55 per warrant as of September 30, 2021.
The Company utilizes a binomial lattice model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

HEALTHWELL ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

The model used to estimate the fair value of the derivative asset for the Forward Purchase Agreement is based on the assumption that the Forward Purchase Securities are equivalent to the Company’s Units and determined, on a per unit basis, as the pri
c
e of the Company’s Units less the present value of the contractually stipulated forward price of $10.00.
Transfers to/from Levels 1, 2 and 3 are recognized at t
h
e end of the reporting period. The estimated fair value of the Public Warrants in the table above transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2021 when the Public Warrants were separately listed and traded.
The following table provides the significant inputs to the Binomial lattice method for the fair value of the Public Warrants:

As of August 5, 2021 (Initial Measurement)
Unit Price	$9.88
Exercise price	$11.50
Risk-free rate	0.87%
Dividend yield	0.00%
Volatility	16.00%
Fair value of warrants	$0.92
The following table provides the significant inputs to the Binomial lattice method for the fair value of the Private Placement Warrants:

	As of August 5, 2021 (Initial Measurement)	As of September 30, 2021
Unit Price	$9.88	$9.93
Exercise price	$11.50	$11.50
Risk-free rate	0.87%	0.08%
Dividend yield	0.00%	0.00%
Volatility	16.00%	10.50%
Fair value of warrants	$0.92	$0.55
The following table provides the significant inputs to the model for the fair value of the Forward Purchase Agreement:

	As of August 5, 2021 (Initial Measurement)	As of September 30, 2021
Unit Price	$9.88	$9.93
Exercise price	$11.50	$11.50
Expected term (in years)	1.00	0.85
Volatility	16.00%	10.50%
Risk-free rate	0.14%	0.08%
Warrant to unit value ratio	9.30%	9.30%
Fair value of forward purchase agreement (per unit)	$(0.11)	$(0.06)

HEALTHWELL ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Initial measurement as of August 5, 2021	$18,144,000
Transfer of Public Warrants to Level 1 measurement	(11,500,000)
Change in fair value	(2,661,000)

Fair value as of September 30, 2021	$3,983,000

NOTE 10. SUBSEQUENT EVENTS
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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 2, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for our initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating
income in the form of interest income on cash and cash equivalents held after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we recorded net income of $5,977,714, which resulted from the change in fair value of warrant liabilities of $7,474,000 and unrealized gain on investments held in trust account of $418, partially offset by expensed offering costs of $1,020,874, the change in fair value of derivative asset—forward purchase agreement of $188,000, operating costs of $156,682, and franchise tax expense of $131,148.
For the period from February 2, 2021 (inception) through September 30, 2021, we recorded net income of $5,968,248, which resulted from the change in fair value of warrant liabilities of $7,474,000 and unrealized gain on investments held in trust account of $418, partially offset by expensed offering costs of $1,020,874, the change in fair value of derivative asset—forward purchase agreement of $188,000, formation and operating costs of $166,148, and franchise tax expense of $131,148.
Liquidity and Capital Resources
For the period from February 2, 2021 (inception) through September 30, 2021, net cash used in operating activities was $978,515, which was due to the change in the fair value of warrant liabilities of $7,474,000, change in prepaid expenses of $848,870, and interest income on investments held in Trust Account of $418, partially offset by our net income of $5,968,248, expensed offering costs added back to net income of $1,020,874, change in fair value of derivative asset—forward purchase agreement of $188,000, change in accrued expenses of $36,503, and change in franchise tax payable of $131,148.
For the period from February 2, 2021 (inception) through September 30, 2021, net cash used in investing activities of $250,000,000 was the result of the amount of net proceeds from the Initial Public Offering and the private placement sale of warrants being deposited to the trust account.
For the period from February 2, 2021 (inception) through September 30, 2021, net cash provided by financing activities was $251,962,174, which was due to proceeds from the initial public offering, net of underwriter’s discount paid of $245,000,000, proceeds from the sale of private placement warrants of $7,700,000, proceeds from the promissory note—related party of $350,000 and proceeds from the sale of Class B common stock to the Sponsor of $25,000, offset in part by the payment of offering costs of $762,826 and the repayment of the promissory note—related party of $350,000.
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

As of September 30, 2021, we had cash of $983,659 held outside the trust account. We will use these funds to primarily identify and evaluate prospective partner businesses, perform business due diligence on prospective partner businesses, travel to and from the offices, plants or similar locations of prospective partner businesses or their representatives or owners, review corporate documents and material agreements of prospective partner businesses, and structure, negotiate and complete a business combination.
We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes, if any. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of the Initial Public Offering, to be $131,148 to date, which we may pay from funds from this offering held outside of the trust account or from interest earned on the funds held in the trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our common stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
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
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of September 30, 2021.
Contractual Obligations
Promissory Note—Related Party
On February 10, 2021, the Company issued an unsecured promissory note, as amended on July 6, 2021, to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $350,000 to cover expenses related to the Initial Public Offering. The Promissory Note was
non-interest
bearing and was payable on the earlier of (i) June 30, 2022 or (ii) the consummation of the Initial Public Offering. As of September 30, 2021, there was no borrowings outstanding under the Promissory Note. On August 5, 2021, the Company repaid the outstanding balance under the Promissory Note.
Underwriting Agreement
The Company granted the underwriters a
45-day
option to purchase up to 3,750,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On September 11, 2021, the over-allotment option expired.
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
Critical Accounting Policies
The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.
Net Income Per Common Share
Net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. As the shares of Class A common stock are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, Class A and Class B shares of common stock are presented as one class of stock in the calculation net income per share. As a result, the calculated net income per share is the same for Class A and Class B shares of common stock. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.
Class A Common Stock Subject to Possible Redemption
All of the 25,000,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”)
480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in
capital and accumulated deficit.
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statement of operations. The fair value of the Public Warrants, Private Placement Warrants was estimated using a Binomial lattice model.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2021, we were not subject to any market or interest rate risk.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective as of September 30, 2021, due to the restatement of our August 5, 2021 balance sheet (the “restatement”) related to the classification of redeemable Class A Shares and the accounting treatment of the purchase of Founder Share interests by Anchor Investors, which combined, constitutes a material weakness in our internal controls over financial reporting.
Regarding the restatement of the Company’s balance sheet included on the Company’s Form 8-K, as filed with the SEC on August 12, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. The Company revised its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity. Additionally, due to the requirement to record additional deferred offering costs for the excess fair value of the Founder Share interests sold over the purchase price, the Company has determined that the misstatement of the Balance Sheet as of August 5, 2021 was material based on quantitative criteria.
It is noted that the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, cash held in trust, or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting
Other than the implementation of the remediation activities regarding the restatement of our August 5, 2021 balance sheet, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in
Rules 13a-15(f)
and
15d-15(f)
under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statement included in this Quarterly Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on August 4, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on August 4, 202
1, other than as described below.
We have identified a material weakness in our internal control over financial reporting related to our accounting for complex financial instruments as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
After consultation with our independent registered public accounting firm, our management and our audit committee concluded that we had a material weakness in our internal controls over financial reporting as of September 30, 2021 related to the classification of stockholders’ equity as permanent equity, which the Company has determined should be reclassified as temporary equity and the accounting for the sale of indirect interests in the founder shares by the Company’s sponsor to certain anchor investors in connection with their iparticipation in the Company’s initial public offering, which the Company has determined should be accounted for as a non-cash offering cost.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 5, 2021, the Company completed its Initial Public Offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. The offering was made pursuant to a Registration Statement on Form S-1 (3330253418) declared effective by the Securities and Exchange Commission on August 2, 2021. Each Unit consists of one share of Class A common stock and one-half
of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.
Of the $250.0 million in gross proceeds for the offering, $245.0 million were placed in Trust Account. Jefferies LLC acted as underwriter. The Company paid $5.0 million in cash underwriting commissions and $762,826 in additional offering costs. The underwriter agreed to defer $8.75 million in underwriting commissions, which will be paid upon completion of an initial business combination. If the Company does not complete a Business Combination within the Combination Period, the proceeds held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 on the Company’s Report on Form 8-K filed with the SEC on August 6, 2021).

4.1	Warrant Agreement, dated August 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 on the Company’s Report on Form 8-K filed with the SEC on August 6, 2021).

10.1	Letter Agreement, dated August 2, 2021, by and among the Company, its executive officers, its directors and Healthwell Acquisition Corp. I Sponsor LLC (incorporated by reference to Exhibit 10.1 on the Company’s Report on Form 8-K filed with the SEC on August 6, 2021).

10.2	Investment Management Trust Agreement, dated August 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 on the Company’s Report on Form 8-K filed with the SEC on August 6, 2021).

10.3	Registration Rights Agreement, dated August 2, 2021, by and between the Company and Healthwell Acquisition Corp. I Sponsor LLC (incorporated by reference to Exhibit 10.3 on the Company’s Report on Form 8-K filed with the SEC on August 6, 2021).

10.4	Private Placement Warrants Purchase Agreement, dated August 2, 2021, by and between the Company and Healthwell Acquisition Corp. I Sponsor LLC (incorporated by reference to Exhibit 10.4 on the Company’s Report on Form 8-K filed with the SEC on August 6, 2021).

10.5	Forward Purchase Agreement, dated August 5, 2021, by and among the Company, Healthwell Acquisition Corp. I Sponsor LLC and Peterson Partners (incorporated by reference to Exhibit 10.5 on the Company’s Report on Form 8-K filed with the SEC on August 6, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthwell Acquisition Corp. I

Date: November 19, 2021	By:	/s/ Alyssa J. Rapp
Alyssa J. Rapp
Chief Executive Officer

Healthwell Acquisition Corp. I

Date: November 19, 2021	By:	/s/ Tracy Wan
Tracy Wan
Chief Financial Officer