Form 10-Q
period 2022-03-31
Healthwell Acquisition Corp. I
filed 2022-05-13
CIK 1845013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 1

, 20
22, there were 25,000,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 6,250,000 shares of the registrant’s Class B common stock, par value $0.0001 per share issued and outstanding.

HEALTHWELL ACQUISITION CORP. I

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	F-1

	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 2, 2021 (inception) through March 31, 2021 (unaudited)	F-2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and for the period from February 2, 2021 (inception) through March 31, 2021 (unaudited)	F-3

	Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 2, 2021 (inception) through March 31, 2021 (unaudited)	F-4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION	23

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

Item 4.	CONTROLS AND PROCEDURES	28

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	29

Item 1A.	RISK FACTORS	29

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS	29

Item 3.	DEFAULTS UPON SENIOR SECURITIES	29

Item 4.	MINE SAFETY DISCLOSURES	29

Item 5.	OTHER INFORMATION	29

Item 6.	EXHIBITS	30

SIGNATURES		31

PART 1 - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
HEALTHWELL ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)

ASSETS:
Current assets:
Cash	$521,490	$749,256
Prepaid expenses	525,589	489,708

Total current assets	1,047,079	1,238,964
Prepaid expenses - noncurrent	152,972	265,999
Investments held in trust account	250,072,517	250,036,950
Derivative asset - forward purchase agreement	200,000	—

TOTAL ASSETS	$251,472,568	$251,541,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$86,841	$12,475
Accrued expenses	141,372	82,947
Franchise tax payable	49,950	182,466

Total current liabilities	278,163	277,888
Warrant liabilities	6,464,000	11,918,000
Derivative liability - forward purchase agreement	—	16,000
Deferred underwriting fee payable	8,750,000	8,750,000

Total liabilities	15,492,163	20,961,888

Commitments and Contingencies (Note 6)
Class A common stock, subject to possible redemption, $0.0001 par value; 25,000,000 shares at redemption value	250,000,000	250,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,250,000 shares issued and outstanding	625	625
Additional paid-in capital	—	—
Accumulated deficit	(14,020,220)	(19,420,600)

Total stockholders’ deficit	(14,019,595)	(19,419,975)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$251,472,568	$251,541,913

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHWELL ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2022	For the Period from February 2, 2021 (inception) Through March 31, 2021
Operating and formation costs	$317,687	$3,037
Franchise tax expense	50,000	—

Loss from operations	(367,687)	(3,037)
Unrealized gain on investments held in Trust Account	72,777	—
Realized gain on investments held in Trust Account	25,290	—
Change in fair value of derivative asset - forward purchase agreement	216,000	—
Change in fair value of warrant liabilities	5,454,000	—

Net income (loss)	$5,400,380	$(3,037)

Basic and diluted weighted average shares outstanding, Class A common stock	25,000,000	—

Basic and diluted net income (loss) per share, Class A common stock	$0.17	$—

Basic and diluted weighted average shares outstanding, Class B common stock (1)	6,250,000	6,250,000

Basic and diluted net income (loss) per share, Class B common stock	$0.17	$(0.00)

(1)
The period from February 2, 2021 (inception) through March 31, 2021 excludes up to 937,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). On September 11, 2021, the over-allotment option expired and 937,500 shares of Class B common stock were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHWELL ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2022

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	6,250,000	$625	$—	$(19,420,600)	$(19,419,975)
Net income	—	—	—	—	—	5,400,380	5,400,380

Balance at March 31, 2022	—	$—	6,250,000	$625	$—	$(14,020,220)	$(14,019,595)

FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at February 2, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common Stock to Sponsor (1)	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(3,037)	(3,037)

Balance at March 31, 2021	—	$—	7,187,500	$719	$24,281	$(3,037)	$21,963

(1)
The period from February 2, 2021 (inception) through March 31, 2021 includes up to 937,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). On September 11, 2021, the over-allotment option expired and 937,500 shares of Class B common stock were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHWELL ACQUISITION CORP. I
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2022	For the Period from February 2, 2021 (inception) Through March 31, 2021

Cash Flows from Operating Activities:
Net income (loss)	$5,400,380	$(3,037)
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(72,777)	—
Realized gain on investments held in Trust Account	(25,290)	—
Payment of formation and operating costs through due to related party	—	1,175
Change in fair value of derivative asset - forward purchase agreement	(216,000)	—
Change in fair value of warrant liabilities	(5,454,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	77,146	171
Accounts payable	74,366	—
Accrued expenses	58,425	1,500
Franchise tax payable	(132,516)	—

Net cash used in operating activities	(290,266)	(191)

Cash Flows from Investing Activities:
Proceeds from Trust Account to pay franchise taxes	62,500	—

Net cash provided by investing activities	62,500	—

Cash Flows from Financing Activities:
Proceeds from sale of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note - related party	—	300,000
Payment of offering costs	—	(232,546)

Net cash provided by financing activities	—	92,454

Net Change in Cash	(227,766)	92,263
Cash - Beginning of Period	749,256	—

Cash - End of Period	$521,490	$92,263

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$275,075

Prepaid expenses included in due to related party	$—	$1,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY
Healthwell Acquisition Corp. I (the “Company” or “Healthwell”) is a blank check company incorporated in Delaware on
February 2, 2021
. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering was declared effective on August 2, 2021. On August 5, 2021, the Company consummated the Initial Public Offering of
25,000,000
units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $
10.00
per Unit, generating gross proceeds of $
250,000,000
(see Note 3).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of
7,700,000
warrants (the “Private Placement Warrants”) at a price of $
1.00
per Private Placement Warrants in a private placement to Healthwell Acquisition Corp. I Sponsor LLC (the “Sponsor”), generating gross proceeds of $
7,700,000
(see Note 4).
Transaction costs amounted to $
21,720,139
consisting of $
5,000,000
of underwriting fees, $
8,750,000
of deferred underwriting fees, $
7,207,313
of anchor investor offering costs and $
762,826
of other offering costs.
Following the closing of the Initial Public Offering on August 5, 2021, an amount of $
250,000,000
($
10.00
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least
80
% of the value of the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires
50
% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.
The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i)

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under applicable law or stock exchange listing requirement. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $
10.00
per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 480,
Distinguishing Liabilities from Equity
(“ASC 480”).
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $
5,000,001
either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. In such case, pursuant to the terms of a letter agreement entered into with the Company, the initial stockholders have agreed (and their permitted transferees will agree) to vote their Founder Shares and any Public Shares held by them in favor of an initial Business Combination. The Company expects that at the time of any stockholder vote relating to an initial Business Combination, the initial stockholders and their permitted transferees will own at least
20
% of the issued and outstanding common stock entitled to vote thereon. The directors and officers also have agreed to vote in favor of an initial Business Combination with respect to any Public Shares acquired by them. These voting thresholds, and the voting agreements of the initial stockholders, may make it more likely that the Company will consummate a Business Combination. Each public stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of
15
% or more of the Public Shares, without the prior consent of the Company.
The Sponsor has agreed to waive: (i) its redemption rights with respect to any Founder Shares and Public Shares held by them, as applicable, in connection with the completion of an initial Business Combination; (ii) its redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a stockholder vote to amend the Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the obligation to allow redemption in connection with an initial Business Combination or to redeem
100
% of the Public Shares if the Company do not complete an initial Business Combination within
24
months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
Business Combination activity; and (iii) its rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination within 24 months from the closing the Initial Public Offering (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fail to complete an initial Business Combination within the prescribed time frame).

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will have until August 5, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten
business days thereafter, redeem the Public Shares, at a
per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $
100,000
of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $
10.00
per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay the taxes except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such obligations.
Going Concern
As of March 31, 2022, the Company had $
521,490
in cash held outside of the Trust Account and working capital of $
768,916
. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statement. The Company has since completed its Initial Public Offering on August 5, 2021, at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The Company has also used, and expects to use in future periods, interest earned on the Trust Account to pay a portion of taxes, as permitted under the Trust Agreement. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date the unaudited condensed financial statements are issued and therefore substantial doubt has been alleviated.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertaint
y.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. As a result of this action and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty
.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 28, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Investments Held in Trust Account
At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on investments held in Trust Account in the accompanying unaudited condensed statements of operations. Interest and dividend income on these securities is included in interest and dividend income on investments held in Trust Account in the accompanying unaudited condensed statements of operations. At March 31, 2022 and December 31, 2021, the assets held in the Trust Accou nt were $250,072,517 and $250,036,950.
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

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statement of operations. As of March 31, 2022 and December 31, 2021, the Company estimated the fair value of the warrant derivative liabilities to be $6,464,000 and $11,918,000, respectively. See Note 9 for additional information related to fair value measurements.
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
paid-in
capital and accumulated deficit.
As of March 31, 2022 and December 31, 2021, the Class A common stock subject to redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

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
and SEC Staff Accounting Bulletin Topic 5A -
Expenses of Offering
. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $21,720,139 as a result of the Initial Public Offering (consisting of a $5,000,000 underwriting discount, $8,750,000 of deferred underwriting fees, $7,207,313 of anchor investor offering costs, and $762,826 of other offering costs). The Company recorded $20,699,265 of offering costs as a reduction of equity in connection with the Class A common stock included in the Units. The Company immediately expensed $1,020,874 of offering costs in connection with the Public Warrants (as defined in Note 3) and Private Placement Warrants that were classified as liabilities.

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815,
Derivatives and Hedging
(“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. Derivative instruments are classified in the unaudited condensed balance sheets as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
The forward purchase agreement is accounted for as a derivative instrument in accordance with ASC 815 and is presented as a derivative forward purchase agreement asset on the balance sheet. The forward purchase agreement was measured at fair value at the Initial Public Offering and on a recurring basis, with subsequent changes in fair value to be recorded in the statement of operations. As of March 31, 2022, the Company estimated the fair value of the derivative asset related to its forward purchase agreement to be $200,000. As of December 31, 2021, the Company estimated the fair value of the derivative liability related to its forward purchase agreement to be $16,000. See Note 9 for additional information related to fair value measurements.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740,
Income Taxes
(“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income (Loss) Per Share of Common Stock
Net income (loss) per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the income (loss) per share calculation allocates income and losses shared pro rata between Class A and Class B common stock. As a result, the calculated net income (loss) per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,200,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		For the Period from February 2, 2021 (inception) Through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$4,320,304	$1,080,076	$—	$(3,037)

Denominator:
Basic and diluted weighted average shares outstanding (1)	25,000,000	6,250,000		6,250,000
Basic and diluted net income (loss) per share	$0.17	$0.17	$—	$(0.00)

(1)
For the period from February 2, 2021 (inception) through March 31, 2021 weighted average shares were reduced for the effect of an aggregate of 937,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). On September 11, 2021, the over-allotment option expired and 937,500 shares of Class B common stock were forfeited.

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

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.
See Note 9 for additional information on assets and liabilities measured at fair value.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
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
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On February 10, 2021, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 6,250,000 Class B common stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 937,500 Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (see Note 5). On September 11, 2021, the over-allotment option expired. As a result, 937,500 shares of Class B common stock were forfeited (see Note 8).
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

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Three anchor investors (the “Original Anchor Investors”) entered into separate subscription agreements in February 2021 with the Sponsor for indirect interests in the Founder Shares held by the Sponsor for a nominal amount. Certain interests in Founder Shares were granted to the Original Anchor Investors subject to a performance condition (i.e., if any Anchor Investor transfers the Units purchased in the Initial Public Offering (or the Class A common stock underlying such Units) prior to the closing of an initial Business Combination (other than to its affiliates or such other parties that are approved in advance in writing by the Sponsor) or it elects to redeem any of the Class A common stock purchased in this offering) and must be returned to the Sponsor if performance conditions are not met. Compensation expense related to these interests will be recognized only when the performance condition is probable of occurrence under ASC 718. As of March 31, 2022 and December 31, 2021, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date satisfaction of the performance obligation is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Share interests. The fair value of these interests in the Founder Shares sold to the Original Anchor Investors was estimated at $1,796,901 or approximately $4.09 per share.
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
The Company estimated the fair value at July 20, 2021 of the Founder Share interests attributable to the Additional Anchor Investors to be $7,211,250 or $6.41 per share. The excess of the fair value of the Founder Shares sold over the purchase price was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost will be allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were
expensed immediately in the statement of operations
 upon the Initial Public Offering.
Offering costs allocated to the Public Shares were charged to stockholder’s equity
(deficit)
at the date of the Initial Public Offering.
On February 24, 2021, the Company granted units in the Sponsor to certain of its directors, executive officers, and other advisors representing indirect interests in the Founder Shares for no cash consideration. These awards are subject to ASC 718,
Compensation -Stock Compensation
(“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The indirect interests in the Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the indirect interests in the Founder Shares are recognized only when the performance condition is probable of occurrence. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of indirect interests in the Founder Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified).

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. There was no outstanding balance of Working Capital Loans as of March 31, 2022 and December 31, 2021.
Public Relation Services
Daniel J. Edelman Inc. provides public relation services to the Company relating to finding a suitable target for the initial Business Combination. George Hornig who serves as
Co-Chair
of the Company’s Board, is also a Director of Daniel J. Edelman Holdings Inc., the parent company of Daniel J. Edelman Inc. For the three months ended March 31, 2022 and for the period from February 2, 2021 (inception) through March 31, 2021, the Company did not incur any expenses in relation to the services described above. $2,253 is included in accounts payable in the accompanying balance sheet as of December 31, 2021, which was paid off during the three months ended March 31, 2022.
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

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 7. WARRANTS
As of March 31, 2022 and December 31, 2021, there were 7,700,000 Private Placement Warrants and 12,500,000 Public Warrants outstanding.
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

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In connection with the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Peterson Partners, a member of the Sponsor, pursuant to which Peterson Partners has subscribed to purchase from the Company 4,000,000 units, with each unit consisting of one share of Class A common stock (“Forward Purchase Shares”), and one-half
of one warrant to purchase one share of Class A common stock (“Forward Purchase Warrants”, together with the Forward Purchase Shares the “Forward Purchase Securities”) for $10.00 per unit, or an aggregate amount of up to $40,000,000, in a private placement that will close concurrently with the closing of a Business Combination. The Forward Purchase Shares will be identical to the shares of Class A common stock included in the Units being sold in the Initial Public Offering, except that they will be subject to certain transfer restrictions, and the Forward Purchase Warrants shall be identical to the Private Placement Warrants. As of March 31, 2022, the Company estimated the fair value of the forward purchase agreement to be a derivative asset of $200,000. As of December 31, 2021, the Company estimated the fair value of the forward purchase agreement to be a derivative liability of $16,000.
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
The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, the Company estimated the fair value of the warrant derivative liabilities to be $6,464,000 and $11,918,000, respectively. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.
NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A common stock
— The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 25,000,000 shares of Class A common stock issued and outstanding, of which 25,000,000 shares of Class A common stock are subject to possible redemption.

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 B common stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 6,250,000 shares of Class B common stock issued and outstanding. On September 11, 2021, the underwriters
45-day
option expired. As a result, 937,500 shares of Class B common stock were forfeited.
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

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$250,072,517	$250,072,517	$—	$—
Derivative asset - forward purchase agreement	$200,000	$—	$—	$200,000
Liabilities
Warrant liability – Public Warrants	$4,000,000	$4,000,000	$—	$—
Warrant liability – Private Placement Warrants	$2,464,000	$—	$—	$2,464,000
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$250,036,950	$250,036,950	$—	$—
Liabilities
Warrant liability – Public Warrants	$7,375,000	$7,375,000	$—	$—
Warrant liability – Private Placement Warrants	$4,543,000	$—	$—	$4,543,000
Derivative liability- forward purchase agreement	$16,000	$—	$—	$16,000
The Company utilized a binomial lattice model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker HWELW. The quoted price of the Public Warrants was $0.32 and $0.59 per warrant as of March 31, 2022 and December 31, 2021, respectively.
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

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants in the table above transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2021 when the Public Warrants were separately listed and traded.
The following table provides the significant inputs to the Binomial lattice method for the initial fair value of the Public Warrants:

At August 5, 2021 (Initial Measurement)
Stock price	$9.88
Strike price	$11.50
Risk-free rate	0.87%
Dividend yield	0.00%
Volatility	16.0%
Fair value of warrants	$0.92
The following table provides the significant inputs to the Binomial lattice method for the fair value of the Private Placement Warrants:

	As of March 31, 2022	As of December 31, 2021
Stock price	$9.69	$9.69
Strike price	$11.50	$11.50
Dividend yield	—%	—%
Term to expected Business Combination (in years) (1)	0.8	0.6
Volatility	5.3%	10.6%
Risk-free rate (2)	1.35% / 2.41%	0.23% / 1.31%
Fair value of warrants	$0.32	$0.59

1
The Private Placement Warrants expire 5 years after an initial Business Combination (see Note 7). As such, the full expected term of the Private Placement Warrants used for the valuations was 5.8 years and 5.6 years as of March 31, 2022 and December 31, 2021, respectively.

2	The risk-free rate was based on U.S. Treasury Rates commensurate with the remaining term to Business Combination / expiration of the Private Placement Warrants (see Note 7).
The following table provides the significant inputs to the model for the fair value of the Forward Purchase Agreement:

	As of March 31, 2022	As of December 31, 2021
Stock price	$9.69	$9.69
Strike price	$11.50	$11.50
Dividend yield	—%	—%
Term to expected Business Combination (in years)	0.8	0.6
Volatility	5.3%	10.6%
Risk-free rate (1)	1.35% / 2.41%	0.23% / 1.31%
Fair value of derivative (asset) liability - forward purchase agreement	$(0.050)	$0.004

1	The risk-free rate was based on U.S. Treasury Rates commensurate with the remaining term to Business Combination / expiration of the Private Placement Warrants (see Note 7).

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of December 31, 2021	$4,559,000
Change in fair value	(2,295,000)

Fair value as of March 31, 2022	$2,264,000
The Company recognized gains in connection with changes in the fair value of warrant liabilities of $5,454,000
(including $3,375,000 related to the Public Warrants - Level 1 and $2,079,000 related to the Private Placement Warrants - Level 3) within the unaudited condensed statement of operations for the three months ended March 31, 2022. The Company recognized a gain in connection with changes in the fair value of derivative asset - forward purchase agreement of $216,000 within the unaudited condensed
statement of operations for the three months ended March 31, 2022.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Healthwell Acquisition Corp. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Healthwell Acquisition Corp. I Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary” and “Item 1A. Risk Factors” included in the Company’s Annual Report on Form
10-K
as filed with the SEC on March 28, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 2, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after our Initial Public Offering, identifying target companies for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating
income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended March 31, 2022, we had net income of $5,400,380, which resulted from a gain on change in the fair value of warrant liabilities of $5,454,000, change in fair value of derivative asset—forward purchase agreement of $216,000, unrealized gain on investments held in Trust Account of $72,777, a realized gain on investments held in Trust Account of $25,290, offset in part by formation and operating costs of $317,687, and franchise tax expense of $50,000.
For the period from February 2, 2021 (inception) through March 31, 2021, we had net loss of $3,037, which resulted entirely from operating and formation costs.
Liquidity and Capital Resources
On August 5, 2021, we consummated an initial public offering of 25,000,000 units generating gross proceeds to the Company of $250,000,000. Simultaneously with the consummation of the initial public offering, we completed the private sale of 7,700,000 warrants to the Sponsor at a purchase price of $1.00 per warrant (the “Private Placement Warrants”), generating gross proceeds of $7,700,000. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the initial public offering held in a trust account (the “Trust Account”). If we do not complete an initial business combination within 24 months from the closing of the initial public offering (August 5, 2023), the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
For the three months ended March 31, 2022, net cash used in operating activities was $290,266, which was due to a non-cash

gain on the change in fair value of warrant liabilities of $5,454,000, change in fair value of derivative asset—forward purchase agreement of $216,000, unrealized gain on investments in the Trust Account of $72,777 and a realized gain on investments in the Trust Account of $25,290, offset in part by our net income of $5,400,380 and changes in working capital of $77,421.
For the period from February 2, 2021 (inception) through March 31, 2021 net cash used in operating activities was $191, which was due to our net loss of $3,037, offset in part by the payment of formation and operating costs through due to related party of $1,175 and changes in working capital of $1,671.
For the three months ended March 31, 2022, net cash provided by investing activities of $62,500 was the result of the amount of proceeds received from the Trust Account to pay franchise taxes.
For the period from February 2, 2021 (inception) through March 31, 2021, net cash provided by financing activities was $92,454, which was due to proceeds from the promissory note—related party of $300,000 and, proceeds from sale of Class B common stock to the Sponsor of $25,000, partially offset by payment of offering costs of $232,546.
As of March 31, 2022, we had cash of $521,490 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. We also incur expenses as a result of being a public company for legal, financial reporting, accounting and compliance. We will also have obligations to pay Delaware state franchise taxes with the funds held outside of the Trust Account to the extent that interest earned on the Trust Account is not sufficient to cover this tax.
We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes, if any. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of the Initial Public Offering, to be $200,000 per year, which we may pay from funds from the sale of the Private Placement Warrants held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our common stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
We do not believe we will need to raise additional funds after the initial public offering in order to meet the expenditures required for operating our business prior to the completion of our initial business combination, other than funds available from loans from our sponsor, members of our management team or any of their affiliates. However, if our estimates of the costs of identifying a prospective partner business, undertaking in-depth
due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the completion of our initial business combination. Moreover, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination.
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
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of March 31, 2022 and December 31, 2021.
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
Critical Accounting Policies and Significant Estimates
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Significant estimates included in the unaudited condensed financial statements include warrant liabilities and derivative financial instruments.
Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Warrant Liabilities
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480,
Distinguishing Liabilities from Equity
(“ASC 480”) and ASC Topic 815,
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statement of operations. The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, the Company estimated the fair value of the warrant derivative liabilities to be $6,464,000 and $11,918,000. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value.
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
paid-in
capital and accumulated deficit.
Net Income (Loss) Per Share of Common Stock
Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from net income per share as the redemption value approximates fair value. Therefore, the income (loss) per share calculation allocates income and losses shared pro rata between Class A and Class B common stock. As a result, the calculated net income (loss) per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,200,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This item is not applicable as we are a smaller reporting company.

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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective as of March 31, 2022, due to the restatement of our August 5, 2021 balance sheet (the “restatement”) related to the classification of redeemable Class A Shares and the accounting treatment of the purchase of Founder Share interests by Anchor Investors, which combined, constitutes a material weakness in our internal controls over financial reporting.
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
It is noted that the
non-cash
adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, cash held in trust, or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with GAAP. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.
ITEM 1A. RISK FACTORS
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Annual Report on Form
10-K
as filed with the SEC on March 28, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form
10-K
as filed with the SEC on March 28, 2022 except for the following:
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with SEC rules and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. In particular, on March 30, 2022, the SEC issued proposed rules relating to SPACs, which have, among other things, updated and expanded guidance regarding the use of projections in connection with business combination transactions and created uncertainty regarding the liability under the federal securities laws of various participants in SPAC transactions. These rules, if adopted, whether in the form proposed or in revised form, or the uncertainty caused by the rule proposal itself, may materially adversely affect our ability to engage financial and capital market advisors, negotiate and complete our initial business combination and may increase the costs and time related thereto.
Military conflict in Ukraine could make it more difficult for us to consummate a Business Combination.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. As a result of this action and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following documents are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q:

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthwell Acquisition Corp. I

Date: May 13, 2022	By:	/s/ Alyssa Rapp
Alyssa Rapp
Chief Executive Officer

Healthwell Acquisition Corp. I

Date: May 13, 2022	By:	/s/ Tracy Wan
Tracy Wan
Chief Financial Officer