Form 10-Q
period 2022-06-30
Healthwell Acquisition Corp. I
filed 2022-08-12
CIK 1845013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 9, 2022, there
 were 25,000,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 6,250,000 shares of the registrant’s Class B common stock, par value $0.0001 per share issued and outstanding.

HEALTHWELL ACQUISITION CORP. I

PART I—FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS
	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 2, 2021 (inception) through June 30, 2021 (unaudited)	2
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 2, 2021 (inception) through June 30, 2021 (unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2022, and for the period from February 2, 2021 (inception) through June 30, 2021 (unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26
Item 4.	CONTROLS AND PROCEDURES	27
PART II—OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS	27
Item 1A.	RISK FACTORS	28
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS	28
Item 3.	DEFAULTS UPON SENIOR SECURITIES	28
Item 4.	MINE SAFETY DISCLOSURES	28
Item 5.	OTHER INFORMATION	28
Item 6.	EXHIBITS	29
SIGNATURES		30

PART 1—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
HEALTHWELL ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS:
Current assets:
Cash	$531,614	$749,256
Prepaid expenses	515,817	489,708

Total current assets	1,047,431	1,238,964
Prepaid expenses—noncurrent	39,946	265,999
Investments held in trust account	250,187,872	250,036,950
Derivative asset—forward purchase agreement	216,000	—

TOTAL ASSETS	$251,491,249	$251,541,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,370	$12,475
Accrued expenses	172,732	82,947
Franchise tax payable	100,400	182,466

Total current liabilities	278,502	277,888
Warrant liabilities	3,838,000	11,918,000
Derivative liability—forward purchase agreement	—	16,000
Deferred underwriting fee payable	8,750,000	8,750,000

Total liabilities	12,866,502	20,961,888
Commitments and Contingencies (Note 6)
Class A common stock, subject to possible redemption, $0.0001 par value; 25,000,000 shares at redemption value	250,000,000	250,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,250,000 shares issued and outstanding	625	625
Additional paid-in capital	—	—
Accumulated deficit	(11,375,878)	(19,420,600)

Total stockholders’ deficit	(11,375,253)	(19,419,975)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$251,491,249	$251,541,913

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHWELL ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	For the Period from February 2, 2021 (inception) Through June 30, 2021
Operating and formation costs	$263,429	$6,429	$581,116	$9,466
Franchise tax expense	50,400	—	100,400	—

Loss from operations	(313,829)	(6,429)	(681,516)	(9,466)
Unrealized gains on investments held in Trust Account	189,623	—	262,400	—
Realized gains on investments held in Trust Account	126,548	—	151,838	—
Gain on change in fair value of derivative asset—forward purchase agreement	16,000	—	232,000	—
Gain on change in fair value of warrant liabilities	2,626,000	—	8,080,000	—

Net income (loss)	$2,644,342	$(6,429)	$8,044,722	$(9,466)

Basic and diluted weighted average shares outstanding, Class A common stock	25,000,000	—	25,000,000	—

Basic and diluted net income (loss) per share, Class A common stock	$0.08	$—	$0.26	$—

Basic and diluted weighted average shares outstanding, Class B common stock (1)	6,250,000	6,250,000	6,250,000	6,250,000

Basic and diluted net income (loss) per share, Class B common stock	$0.08	$(0.00)	$0.26	$(0.00)

(1)
The three months ended June 30, 2021 and the period from February 2, 2021 (inception) through June 30, 2021 excludes up to 937,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5). On September 11, 2021, the over-allotment option expired and 937,500 shares of Class B common stock were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHWELL ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	$6,250,000	$625	$—	$(19,420,600)	$(19,419,975)
Net income	—	—	—	—	—	5,400,380	5,400,380

Balance at March 31, 2022	—	—	6,250,000	625	—	(14,020,220)	(14,019,595)
Net income	—	—	—	—	—	2,644,342	2,644,342

Balance at June 30, 2022	—	$—	$6,250,000	$625	$—	$(11,375,878)	$(11,375,253)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at February 2, 2021 (inception)	—	$—	—	$—	$—	$—	—
Issuance of Class B Common Stock to Sponsor (1)	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(3,037)	(3,037)

Balance at March 31, 2021	—	—	7,187,500	719	24,281	(3,037)	21,963
Net loss	—	—	—	—	—	(6,429)	(6,429)

Balance at June 30, 2021	—	$—	7,187,500	$719	$24,281	$(9,466)	$15,534

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

HEALTHWELL ACQUISITION CORP. I
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2022	For the Period from February 2, 2021 (inception) Through June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$8,044,722	$(9,466)
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gains on investments held in Trust Account	(262,400)	—
Realized gains on investments held in Trust Account	(151,838)	—
Gain on change in fair value of derivative asset—forward purchase agreement	(232,000)	—
Gain on change in fair value of warrant liabilities	(8,080,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	199,944	(730)
Accounts payable	(7,105)	—
Accrued expenses	89,785	1,643
Franchise tax payable	(82,066)	—

Net cash used in operating activities	(480,958)	(8,553)

Cash Flows from Investing Activities:
Proceeds from Trust Account to pay franchise taxes	263,316	—

Net cash provided by investing activities	263,316	—

Cash Flows from Financing Activities:
Proceeds from sale of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note—related party	—	300,000
Payment of offering costs	—	(307,946)

Net cash provided by financing activities	—	17,054

Net Change in Cash	(217,642)	8,501
Cash—Beginning of Period	749,256	—

Cash—End of Period	$531,614	$8,501

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$350,170

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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering.
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
non-cash
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

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Going Concern
As of June 30, 2022, the Company had $531,614 in cash held outside of the Trust Account and working capital of $768,929. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2022, will not be sufficient to allow the Company to operate until August 5, 2023, the date at which the Company must complete a Business Combination. While the Company expects to have sufficient access to additional sources of capital under Working Capital Loans (as defined in Note 5), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a Business Combination is not consummated by August 5, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these condensed financial statements are issued.
Management plans to address this uncertainty through a Business Combination as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form
10-K
as filed with the SEC on March 28, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. The Company has elected to implement the aforementioned exemptions.
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

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Investments Held in Trust Account
At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on investments held in Trust Account in the accompanying audited condensed statements of operations. Interest and dividend income on these securities is included in interest and dividend income on investments held in Trust Account in the accompanying unaudited condensed statements of operations. At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were $250,187,872 and $250,036,950.

During the three and six months ended June 30, 2022, $62,500 and $263,316 of income was released from the Trust Account for the payment of taxes, respectively.
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statement of operations. As of June 30, 2022 and December 31, 2021, the Company estimated the fair value of the warrant derivative liabilities to be $3,838,000 and $11,918,000, respectively. See Note 10 for additional information related to fair value measurements.
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
paid-in
capital and accumulated deficit.

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2022 and December 31, 2021, the Class A common stock subject to redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. Derivative instruments are classified in the unaudited condensed balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
The forward purchase agreement is accounted for as a derivative instrument in accordance with ASC 815 and is presented as a derivative forward purchase agreement asset on the balance sheet. The forward purchase agreement was measured at fair value at the Initial Public Offering and on a recurring basis, with subsequent changes in fair value to be recorded in the statement of operations.. As of June 30, 2022, the Company estimated the fair value of the derivative asset related to its forward purchase agreement to be $216,000. As of December 31, 2021, the Company estimated the fair value of the derivative liability related to its forward purchase agreement to be $16,000. See Note 10 for additional information related to fair value measurements.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740,
Income Taxes
(“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed financial statement and tax bas is
 of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
See Note 9 for additional information on income taxes for the periods presented.
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
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the Period from February 2, 2021 (inception) Through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$2,115,474	$528,868	$—	$(6,429)	$6,435,778	$1,608,944	$—	$(9,466)
Denominator:
Basic and diluted weighted average shares outstanding (1)	25,000,000	6,250,000	—	6,250,000	25,000,000	6,250,000	—	6,250,000
Basic and diluted net income (loss) per share	$0.08	$0.08	$—	$(0.00)	$0.26	$0.26	$—	$(0.00)

(1)
For the three months ended June 30, 2021 and for the period from February 2, 2021 (inception) through June 30, 2021 weighted average shares were reduced for the effect of an aggregate of 937,500 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). On September 11, 2021, the over-allotment option expired and 937,500 shares of Class B common stock were forfeited.

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

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On February 10, 2021, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 7,187,500 Class B common stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 937,500 Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (see Note 3).

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Three anchor investors (the “Original Anchor Investors”) entered into separate subscription agreements in February 2021 with the Sponsor for indirect interests in the Founder Shares held by the Sponsor for a nominal amount. Certain interests in Founder Shares were granted to the Original Anchor Investors subject to a performance condition (i.e., if any Anchor Investor transfers the Units purchased in the Initial Public Offering (or the Class A common stock underlying such Units) prior to the closing of an initial Business Combination (other than to its affiliates or such other parties that are approved in advance in writing by the Sponsor) or it elects to redeem any of the Class A common stock purchased in this offering) and must be returned to the Sponsor if performance conditions are not met. Compensation expense related to these interests will be recognized only when the performance condition is probable of occurrence under ASC Topic 718,
Compensation—Stock Compensation
(“ASC 718”). As of June 30, 2022 and December 31, 2021, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date satisfaction of the performance obligation is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Share interests. The fair value of these interests in the Founder Shares sold to the Original Anchor Investors was estimated at $1,796,901 or approximately $4.09 per share.
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
On February 24, 2021, the Company granted units in the Sponsor to certain of its directors, executive officers, and other advisors representing indirect interests in the Founder Shares for no cash consideration. These awards are subject to ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

measured at fair value upon the grant date. The indirect interests in the Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the indirect interests in the Founder Shares are recognized only when the performance condition is probable of occurrence. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of indirect interests in the Founder Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified).
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. There was no outstanding balance of Working Capital Loans as of June 30, 2022 and December 31, 2021.
Public Relation Services
Daniel J. Edelman Inc. provides public relation services to the Company relating to finding a suitable target for the initial Business Combination. George Hornig who serves as
Co-Chair
of the Company’s Board, is also a Director of Daniel J. Edelman Holdings Inc., the parent company of Daniel J. Edelman Inc. For the three and six months ended June 30, 2022, the three months ended June 30, 2021, and for the period from February 2, 2021 (inception) through June 30, 2021, the Company did not incur any expenses in relation to the services described above. $2,253 is included in accounts payable in the accompanying balance sheet as of December 31, 2021, which was paid off during the six months ended June 30, 2022.
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
NOTE 7. WARRANTS
As of June 30, 2022 and December 31, 2021, there were 7,700,000 Private Placement Warrants and 12,500,000 Public Warrants outstanding.
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

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Peterson Partners, a member of the Sponsor, pursuant to which Peterson Partners has subscribed to purchase from the Company 4,000,000 units, with each unit consisting of one share of Class A common stock (“Forward Purchase Shares”), and one-half
of one warrant to purchase one share of Class A common stock (“Forward Purchase Warrants”, together with the Forward Purchase Shares the “Forward Purchase Securities”) for $10.00 per unit, or an aggregate amount of up to $40,000,000, in a private placement that will close concurrently with the closing of a Business Combination. The Forward Purchase Shares will be identical to the shares of Class A common stock included in the Units being sold in the Initial Public Offering, except that they will be subject to certain transfer restrictions, and the Forward Purchase Warrants shall be identical to the Private Placement Warrants. As of June 30, 2022, the Company estimated the fair value of the forward purchase agreement to be a derivative asset of $216,000. As of December 31, 2021, the Company estimated the fair value of the forward purchase agreement to be a derivative liability of $16,000.
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
The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. As of June 30, 2022 and December 31, 2021, the Company estimated the fair value of the warrant derivative liabilities to be $3,838,000 and $11,918,000, respectively. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.
NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A common stock
— The Company is authorized to issue
380,000,000
shares of Class A common stock with a par value of $
0.0001
per share. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were
25,000,000
shares of Class A common stock issued and outstanding, of which
25,000,000
shares of Class A common stock are subject to possible redemption.
Class
 B common stock
— The Company is authorized to issue
20,000,000
shares of Class B common stock with a par value of $
0.0001
per share. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were
6,250,000
shares of Class B common stock issued and outstanding. On September 11, 2021, the underwriters
45-day
option expired. As a result,
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

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 9. INCOME TAXES
The Company’s effective tax rate for the three and six months ended June 30, 2022, for the three months ended June 30, 2021, and for the period from February 2, 2021 (inception) through June 30, 2021 was
0.0%
. The Company’s effective tax rate differs from the statutory income tax rate of 21%
 primarily due to the recognition of gains or losses from the change in the fair value of warrant liabilities and derivative asset—forward purchase agreement, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and six months ended June 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Investments held in Trust Account:
Money Market investments	$250,187,872	$250,187,872	$—	$—
Derivative asset—forward purchase agreement	$216,000	$—	$—	$216,000
Liabilities
Warrant liability – Public Warrants	$2,375,000	$2,375,000	$—	$—
Warrant liability – Private Placement Warrants	$1,463,000	$—	$—	$1,463,000
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$250,036,950	$250,036,950	$—	$—
Liabilities
Warrant liability – Public Warrants	$7,375,000	$7,375,000	$—	$—
Warrant liability – Private Placement Warrants	$4,543,000	$—	$—	$4,543,000
Derivative liability- forward purchase agreement	$16,000	$—	$—	$16,000
The Company utilized a binomial lattice model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker HWELW. The quoted price of the Public Warrants was $0.19 and $0.59 per warrant as of June 30, 2022 and December 31, 2021, respectively.
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

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides the significant inputs to the Binomial lattice method for the initial fair value of the Public Warrants:

At August 5, 2021 (Initial Measurement)
Stock price	$9.88
Strike price	$11.50
Risk-free rate	0.87%
Dividend yield	0.00%
Volatility	16.0%
Fair value of warrants	$0.92
The following table provides the significant inputs to the Binomial lattice method for the fair value of the Private Placement Warrants:

	As of June 30, 2022	As of December 31, 2021
Stock price	$9.68	$9.69
Strike price	$11.50	$11.50
Dividend yield	—%	—%
Term to expected Business Combination (in years) (1)	0.7	0.6
Volatility	2.2%	10.6%
Risk-free rate (2)	2.59% /3.00%	0.23% / 1.31%
Fair value of warrants	$0.19	$0.59

1
The Private Placement Warrants expire 5 years after an initial Business Combination (see Note 7). As such, the full expected term of the Private Placement Warrants used for the valuations was 5.7 years and 5.6 years as of June 30, 2022 and December 31, 2021, respectively.

2	The risk-free rate was based on U.S. Treasury Rates commensurate with the remaining term to Business Combination / expiration of the Private Placement Warrants (see Note 7).
The following table provides the significant inputs to the model for the fair value of the Forward Purchase Agreement:

	As of June 30, 2022	As of December 31, 2021
Stock price	$9.68	$9.69
Strike price	$11.50	$11.50
Dividend yield	—%	—%
Term to expected Business Combination (in years)	0.7	0.6
Volatility	2.2%	10.6%
Risk-free rate (2)	2.59% /3.00%	0.23% /1.31%
Fair value of derivative (asset) liability— forward purchase agreement	$(0.054)	$0.004

2	The risk-free rate was based on U.S. Treasury Rates commensurate with the remaining term to Business Combination / expiration of the Private Placement Warrants (see Note 7).

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of December 31, 2021	$4,559,000
Change in fair value	(2,295,000)

Fair value as of March 31, 2022	2,264,000
Change in fair value	(1,017,000)

Fair value as of June 30, 2022	$1,247,000
The Company recognized gains in connection with changes in the fair value of warrant liabilities of $8,080,000 (including $5,000,000 related to the Public Warrants—Level 1 and $3,080,000 related to the Private Placement Warrants—Level 3) within the unaudited condensed statement of operations for the six months ended June 30, 2022. The Company recognized a gain in connection with changes in the fair value of derivative asset—forward purchase agreement of $232,000 within the unaudited condensed statement of operations for the six months ended June 30, 2022.
The Company recognized gains in connection with changes in the fair value of warrant liabilities of $2,626,000 (including $1,625,000 related to the Public Warrants—Level 1 and $1,001,000 related to the Private Placement Warrants—Level 3) within the unaudited condensed statement of operations for the three months ended June 30, 2022. The Company recognized a gain in connection with changes in the fair value of derivative asset—forward purchase agreement of $16,000 within the unaudited condensed statement of operations for the three months ended June 30, 2022.
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary” and “Item 1A. Risk Factors” included in the Company’s Annual Report on Form
10-K
as filed with the SEC on March 28, 2022 and the Company’s Form
10-Q
for the quarter ended March 31, 2022 as filed with the SEC on May 13, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 2, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after our Initial Public Offering, identifying target companies for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating
income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.
For the three months ended June 30, 2022, we had net income of $2,644,342, which resulted from a gain on the change in fair value of warrant liabilities of $2,626,000, unrealized gains on investments held in Trust Account of $189,623, realized gains on investments held in Trust Account of $126,548, and a gain on the change in fair value of derivative asset—forward purchase agreement of 16,000, offset in part by operating and formation costs of $263,429 and franchise tax expense of $50,400.

For the three months ended June 30, 2021, we had a net loss of $6,429, which resulted entirely from operating and formation costs.
For the six months ended June 30, 2022, we had net income of $8,044,722, which resulted from a gain on the change in fair value of warrant liabilities of $8,080,000, unrealized gains on investments held in Trust Account of $262,400, a gain on the change in fair value of derivative asset—forward purchase agreement of $232,000, realized gains on investments held in Trust Account of $151,838, offset in part by operating and formation costs of $581,116, and franchise tax expense of $100,400.
For the period from February 2, 2021 (inception) through June 30, 2021, we had net loss of $9,466, which resulted entirely from operating and formation costs.
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
For the six months ended June 30, 2022, net cash used in operating activities was $480,958, which was due to a non-cash
gain on the change in fair value of warrant liabilities of $8,080,000, a gain on the change in fair value of derivative asset—forward purchase agreement of $232,000, unrealized gains on investments in the Trust Account of $262,400 and realized gains on investments in the Trust Account of $151,838, offset in part by our net income of $8,044,722 and changes in working capital of $200,558.
For the period from February 2, 2021 (inception) through June 30, 2021 net cash used in operating activities was $8,553, which was due to our net loss of $9,466, offset in part by changes in working capital of $913.
For the six months ended June 30, 2022, net cash provided by investing activities of $263,316 was the result of the amount of proceeds received from the Trust Account to pay franchise taxes.
There were no cash flows from investing activities for the period from February 2, 2021 (inception) through June 30, 2021.
There were no cash flows from financing activities for the six months ended June 30, 2022.
For the period from February 2, 2021 (inception) through June 30, 2021, net cash provided by financing activities was $17,054, which was due to proceeds from promissory note with a related party of $300,000, proceeds from sale of Class B common stock to the Sponsor of $25,000, partially offset by payment of offering costs of $307,946.
As of June 30, 2022, we had cash of $531,614 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. We also incur expenses as a result of being a public company for legal, financial reporting, accounting and compliance. We will also have obligations to pay Delaware and California state franchise taxes with the funds held outside of the Trust Account to the extent that interest earned on the Trust Account is not sufficient to cover these taxes. We believe that the interest earned on the Trust Account will be sufficient to cover these taxes.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of the Initial Public Offering, to be $200,000 per year for Delaware, and $800 per year for California, which we may pay from funds from the sale of the Private Placement Warrants held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our common stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We anticipate that the cash held outside of the Trust Account as of June 30, 2022, will be not sufficient to allow us to operate until August 5, 2023, the date at which we must complete our initial business combination. While we expect to have sufficient access to additional sources of capital under Working Capital Loans (as defined below), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if our initial business combination is not consummated August 5, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued.
We plan to address this uncertainty through our initial business combination as discussed above. There is no assurance that our plans to consummate our initial business combination will be successful or successful by August 5, 2023. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest
basis (“Working Capital Loans”). If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.
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
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of June 30, 2022 and December 31, 2021.

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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statement of operations. The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. As of June 30, 2022 and December 31, 2021, the Company estimated the fair value of the warrant derivative liabilities to be $3,838,000 and $11,918,000. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
Since September 30, 2021, the Company has reported a material weakness in internal control over financial reporting associated with ineffective review controls over accounting for complex financial instruments, which resulted from a restatement of our August 5, 2021 balance sheet to correct errors in redeemable common stock and anchor investor accounting. In light of the restatement of our August 5, 2021 balance sheet, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our remediation plans included providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan have been accomplished over time, and as a result, we concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective as of June 30, 2022. Other than the implementation of the remediation activities regarding the restatement of our August 5, 2021 balance sheet, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

ITEM 1A. RISK FACTORS
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Annual Report on Form
10-K
as filed with the SEC on March 28, 2022 and the Company’s Quarterly Report on Form
10-Q
for the quarter ended March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form
10-K
as filed with the SEC on March 28, 2022 and the Company’s Quarterly Report on Form
10-Q
for the quarter ended March 31, 2022 as filed with the SEC on May 13, 2022 except for the following:
There is substantial doubt about our ability to continue as a “going concern.”
As of June 30, 2022, the Company had $531,614 in cash held outside of the Trust Account and working capital of $768,929. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2022, will not be sufficient to allow the Company to operate until August 5, 2023, the date at which the Company must complete a Business Combination. While the Company expects to have sufficient access to additional sources of capital, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a Business Combination is not consummated by August 5, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these condensed financial statements are issued.
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

Healthwell Acquisition Corp. I

Date: August 12, 2022	By:	/s/ Alyssa Rapp
Alyssa Rapp
Chief Executive Officer

Healthwell Acquisition Corp. I

Date: August 12, 2022	By:	/s/ Tracy Wan
Tracy Wan
Chief Financial Officer