Form 10-Q
period 2022-09-30
Healthwell Acquisition Corp. I
filed 2022-11-10
CIK 1845013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
of the Exchange Act).    Yes  ☒    No  ☐
As of
November 10
, 2022, there were 25,000,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 6,250,000 shares of the registrant’s Class B common stock, par value $0.0001 per share issued and outstanding.

HEALTHWELL ACQUISITION CORP. I

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 2, 2021 (inception) through September 30, 2021 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 2, 2021 (inception) through September 30, 2021 (unaudited)	3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2022, and for the period from February 2, 2021 (inception) through September 30, 2021 (unaudited)	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30

Item 4.	CONTROLS AND PROCEDURES	31

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	31

Item 1A.	RISK FACTORS	31

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS	32

Item 3.	DEFAULTS UPON SENIOR SECURITIES	33

Item 4.	MINE SAFETY DISCLOSURES	33

Item 5.	OTHER INFORMATION	33

Item 6.	EXHIBITS	34

SIGNATURES		35

PART 1 - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
HEALTHWELL ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS:
Current assets:
Cash	$372,382	$749,256
Prepaid expenses	434,649	489,708

Total current assets	807,031	1,238,964
Prepaid expenses - noncurrent	—	265,999
Investments held in trust account	251,351,265	250,036,950

TOTAL ASSETS	$252,158,296	$251,541,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$74,020	$12,475
Accrued expenses	421,939	82,947
Income tax payable	83,563	—
Franchise tax payable	40,026	182,466

Total current liabilities	619,548	277,888
Warrant liabilities	4,040,000	11,918,000
Derivative liability - forward purchase agreement	172,000	16,000
Deferred underwriting fee payable	8,750,000	8,750,000
Deferred tax liability	199,639	—

Total liabilities	13,781,187	20,961,888
Commitments and Contingencies (Note 6)
Class A common stock, subject to possible redemption, $0.0001 par value; 25,000,000 shares at redemption value	250,913,186	250,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,250,000 shares issued and outstanding	625	625
Additional paid-in capital	—	—
Accumulated deficit	(12,536,702)	(19,420,600)

Total stockholders’ deficit	(12,536,077)	(19,419,975)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$252,158,296	$251,541,913

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHWELL ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	For the Period from February 2, 2021 (inception) Through September 30, 2021
Operating and formation costs	$554,697	$156,682	$1,135,813	$166,148
Franchise tax expense	50,200	131,148	150,600	131,148

Loss from operations	(604,897)	(287,830)	(1,286,413)	(297,296)
Expensed offering costs	—	(1,020,874)	—	(1,020,874)
Unrealized gains on investments held in Trust Account	669,439	418	931,839	418
Realized gains on investments held in Trust Account	561,022	—	712,860	—
Loss on change in fair value of derivative liability - forward purchase agreement	(388,000)	(188,000)	(156,000)	(188,000)
(Loss) gain on change in fair value of warrant liabilities	(202,000)	7,474,000	7,878,000	7,474,000

Income before income taxes	35,564	5,977,714	8,080,286	5,968,248
Income tax expense	(283,202)	—	(283,202)	—

Net (loss) income	$(247,638)	$5,977,714	$7,797,084	$5,968,248

Basic and diluted weighted average shares outstanding, Class A common stock	25,000,000	15,217,391	25,000,000	5,833,333

Basic and diluted net (loss) income per share, Class A common stock	$(0.01)	$0.28	$0.25	$0.50

Basic and diluted weighted average shares outstanding, Class B common stock (1)	6,250,000	6,250,000	6,250,000	6,041,667

Basic and diluted net (loss) income per share, Class B common stock	$(0.01)	$0.28	$0.25	$0.50

(1)
The three months ended September 30, 2021 and the period from February 2, 2021 (inception) through September 30, 2021 excludes up to 937,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5). On September 11, 2021, the over-allotment option expired and 937,500 shares of Class B common stock were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHWELL ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	$6,250,000	$625	$—	$(19,420,600)	$(19,419,975)
Net income	—	—	—	—	—	5,400,380	5,400,380

Balance at March 31, 2022	—	—	6,250,000	625	—	(14,020,220)	(14,019,595)
Net income	—	—	—	—	—	2,644,342	2,644,342

Balance at June 30, 2022	—	$—	6,250,000	625	—	(11,375,878)	(11,375,253)

Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(913,186)	(913,186)
Net loss	—	—	—	—	—	(247,638)	(247,638)

Balance at September 30, 2022	—	$—	$6,250,000	$625	$—	$(12,536,702)	$(12,536,077)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHWELL ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at February 2, 2021 (inception)	—	$—	—	$—	$—	$—	—
Issuance of Class B Common Stock to Sponsor (1)	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(3,037)	(3,037)

Balance at March 31, 2021	—	—	7,187,500	719	24,281	(3,037)	21,963
Net loss	—	—	—	—	—	(6,429)	(6,429)

Balance at June 30, 2021	—	—	7,187,500	719	24,281	(9,466)	15,534
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	616,000	—	616,000
Record fair value of initial derivative asset - forward purchase agreement	—	—	—	—	440,000	—	440,000
Fair value of Founders Shares transferred to Anchor Investor	—	—	—	—	7,207,313	—	7,207,313
Remeasurement of Class A common stock to redemption amount	—	—	—	—	(8,287,594)	(23,911,671)	(32,199,265)
Forfeiture of Class B common stock	—	—	(937,500)	(94)	—	94	—
Net income	—	—	—	—	—	5,977,714	5,977,714

Balance at September 30, 2021	—	$—	6,250,000	$625	$—	$(17,943,329)	$(17,942,704)

(1)
The period from February 2, 2021 (inception) through June 30, 2021 includes up to 937,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). On September 11, 2021, the over-allotment option expired and 937,500 shares of Class B common stock were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHWELL ACQUISITION CORP. I
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2022	For the Period from February 2, 2021 (inception) Through September 30, 2021
Cash Flows from Operating Activities:
Net income	$7,797,084	$5,968,248
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	—	1,020,874
Unrealized gains on investments held in Trust Account	(931,839)	(418)
Realized gains on investments held in Trust Account	(712,860)	—
Loss on change in fair value of derivative liability - forward purchase agreement	156,000	188,000
Gain on change in fair value of warrant liabilities	(7,878,000)	(7,474,000)
Deferred tax expense	199,639	—
Changes in operating assets and liabilities:
Prepaid expenses	321,058	(848,870)
Accounts payable	61,545	—
Accrued expenses	338,992	36,503
Income tax payable	83,563	—
Franchise tax payable	(142,440)	131,148

Net cash used in operating activities	(707,258)	(978,515)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(250,000,000)
Proceeds from Trust Account to pay taxes	330,384	—

Net cash provided by (used in) investing activities	330,384	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Class B common stock to Sponsor	—	25,000
Proceeds from initial public offering, net of underwriter’s discount paid	—	245,000,000
Proceeds from sale of private placement warrants	—	7,700,000
Proceeds from promissory note - related party	—	350,000
Repayment from promissory note - related party	—	(350,000)
Payment of offering costs	—	(762,826)

Net cash provided by financing activities	—	251,962,174

Net Change in Cash	(376,874)	983,659
Cash - Beginning of Period	749,256	—

Cash - End of Period	$372,382	$983,659

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting fee payable	$—	$8,750,000

Initial classification of derivative asset—forward purchase agreement	$—	$440,000

Remeasurement of Class A common stock subject to redemption to redemption value	$913,186	$32,199,265

Fair value of Founders Shares transferred to Anchor Investors	$—	$7,207,313

Forfeiture of Class B common stock	$—	$94

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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering.
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
Going Concern
As of September 30, 2022, the Company had $372,382 in cash held outside of the Trust Account and working capital of $187,483. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of September 30, 2022, will not be sufficient to allow the Company to operate until August 5, 2023, the date at which the Company must complete a Business Combination. While the Company expects to have sufficient access to additional sources of capital under Working Capital Loans (as defined in Note 5), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a Business Combination is not consummated by August 5, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these condensed financial statements are issued.

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Inflation Reduction Act of 2022 and Excise Tax
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because the Company is a Delaware corporation, it will be a “covered corporation” within the meaning of the Inflation Reduction Act, and while not free from doubt, it is possible that, unless an exemption is available, the Company (or any post-combination company) will be subject to the Excise Tax as a result of any redemptions by the Company of our common stock that occurs after December 31, 2022, including redemptions in connection with an initial Business Combination. Whether and to what extent the Company would be subject to the Excise Tax in connection with a Business Combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the Excise Tax would be payable by the Company, and not by the redeeming stockholder, the mechanics of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the per-share amount that the public stockholder would otherwise be entitled to receive or reduce the cash available on hand to complete a Business Combination. This may make a transaction with the Company less appealing to potential Business Combination targets, and thus, potentially hinder the Company’s ability to enter into and consummate an initial Business Combination, particularly an initial Business Combination in which substantial PIPE issuances are not contemplated. Further, the application of the Excise Tax in the event of a liquidation is uncertain, and the proceeds held in the Trust Account could be subject to the Excise Tax, in which case the per-share amount that would otherwise be received by the public stockholders in connection with the Company’s liquidation may be reduced.
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
as filed with the SEC on March 28, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Investments Held in Trust Account
At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. The money market funds are considered trading securities and are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on investments held in Trust Account in the accompanying audited condensed statements of operations. Interest and dividend income on these securities is included in interest and dividend income on investments held in Trust Account in the accompanying unaudited condensed statements of operations. At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were $251,351,265 and $250,036,950. During the three and nine months ended September 30, 2022, $67,067 and $330,383 of income was released from the Trust Account for the payment of taxes, respectively.

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statement of operations. As of September 30, 2022 and December 31, 2021, the Company estimated the fair value of the warrant derivative liabilities to be $4,040,000 and $11,918,000, respectively. See Note 10 for additional information related to fair value measurements.
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in
capital and accumulated deficit. The redemption value of the redeemable common stock as of September 30, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected tax obligations plus up to $100,000 to pay dissolution expenses (see Note 1). As such, the Company recorded an increase in the carrying amount of the redeemable common stock of $913,186 during the three and nine months ended September 30, 2022. The carrying value of the Class A common stock subject to redemption represents the redemption value as of September 30, 2022. The actual redemption value will be net of the Company’s tax obligations and dissolution expenses as of the date of redemption.

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2022 and December 31, 2021, the Class A common stock subject to redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	250,000,000
Less:
Proceeds allocated to Public Warrants	(11,500,000)
Issuance costs allocated to Class A common stock	(20,699,265)
Plus:
Remeasurement of carrying value to redemption value	32,199,265

Class A common stock subject to possible redemption at December 31, 2021	250,000,000
Remeasurement of carrying value to redemption value	913,186

Class A common stock subject to possible redemption at September 30, 2022	$250,913,186

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
The forward purchase agreement is accounted for as a derivative instrument in accordance with ASC 815 and is presented as a derivative forward purchase agreement liability on the balance sheet. The forward purchase agreement was measured at fair value at the Initial Public Offering and on a recurring basis, with subsequent changes in fair value to be recorded in the statement of operations. As of September 30, 2022 and December 31, 2021, the Company estimated the fair value of the derivative liability related to its forward purchase agreement to be $172,000 and $16,000, respectively. See Note 10 for additional information related to fair value measurements.
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

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
See Note 9 for additional information on income taxes for the periods presented.
Net (Loss) Income Per Share of Common Stock
Net (loss) income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.
Remeasurement
associated with the redeemable shares of Class A common stock is excluded from net (loss) income per share as the redemption value approximates fair value. Therefore, the net (loss) income per share calculation allocates income and losses shared pro rata between Class A and Class B common stock. As a result, the calculated net (loss) income per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,200,000 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the periods presented.
The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		For the Period from February 2, 2021 (inception) Through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Net (loss) income	$(198,110)	$(49,528)	$4,237,367	$1,740,347	$6,237,667	$1,559,417	$2,931,771	$3,036,477
Denominator:
Basic and diluted weighted average shares outstanding (1)	25,000,000	6,250,000	15,217,391	6,250,000	25,000,000	6,250,000	5,833,333	6,041,667
Basic and diluted net (loss) income per share	$(0.01)	$(0.01)	$0.28	$0.28	$0.25	$0.25	$0.50	$0.50

(1)
For the three months ended September 30, 2021 and for the period from
February 2, 2021 (inception) through September 30, 2021 weighted average shares were reduced for the effect of an aggregate of 937,500 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). On September 11, 2021, the over-allotment option expired and 937,500 shares of Class B common stock were forfeited.

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
(“ASC 718”). As of September 30, 2022 and December 31, 2021, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date satisfaction of the performance obligation is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Share interests. The fair value of these interests in the Founder Shares sold to the Original Anchor Investors was estimated at $1,796,901 or approximately $4.09 per share.

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
On February 24, 2021, the Company granted units in the Sponsor to certain of its directors, executive officers, and other advisors representing indirect interests in the Founder Shares for no cash consideration. These awards are subject to ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The indirect interests in the Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the indirect interests in the Founder Shares are recognized only when the performance condition is probable of occurrence. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of indirect interests in the Founder Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified).
The total number of indirect interests in the Founder Shares granted were 1,404,532 shares with a grant date fair value consistent with that of the Original Anchor Investors.
Promissory Note - Related Party
On February 10, 2021, the Company issued an unsecured promissory note, as amended on July 6, 2021, to the Sponsor (the “Promissory Note”), pursuant to which the Company received proceeds of $350,000 to cover expenses related to the Initial Public Offering. The Promissory Note was
non-interest
bearing and was payable on the earlier of (i) June 30, 2022 or (ii) the completion of the Initial Public Offering. On August 5, 2021, the Company repaid the outstanding balance under the Promissory Note. The Company no longer has the ability to borrow under the note.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. There was no outstanding balance of Working Capital Loans as of September 30, 2022 and December 31, 2021.
Public Relation Services
Daniel J. Edelman Inc. provides public relation services to the Company relating to finding a suitable target for the initial Business Combination. George Hornig who serves as
Co-Chair
of the Company’s Board, is also a Director of Daniel J. Edelman Holdings Inc., the parent company of Daniel J. Edelman Inc. For the three and nine months ended September 30, 2022, and three months ended September 30, 2021, the Company did not incur any expenses in relation to the services described above. For the period from February 2, 2021 (inception) through September 30, 2021, the Company incurred $25,000 in expenses related to the services described above. $2,253 is included in accounts payable in the accompanying balance sheet as of December 31, 2021, which was paid off during the nine months ended September 30, 2022.
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
NOTE 7. WARRANTS
As of September 30, 2022 and December 31, 2021, there were 7,700,000 Private Placement Warrants and 12,500,000 Public Warrants outstanding.
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
In connection with the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Peterson Partners, a member of the Sponsor, pursuant to which Peterson Partners has subscribed to purchase from the Company 4,000,000 units, with each unit consisting of one share of Class A common stock (“Forward Purchase Shares”), and one-half
of one warrant to purchase one share of Class A common stock (“Forward Purchase Warrants”, together with the Forward Purchase Shares the “Forward Purchase Securities”) for $10.00 per unit, or an aggregate amount of up to $40,000,000, in a private placement that will close concurrently with the closing of a Business Combination. The Forward Purchase Shares will be identical to the shares of Class A common stock included in the Units being sold in the Initial Public Offering, except that they will be subject to certain transfer restrictions, and the Forward Purchase Warrants shall be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company estimated the fair value of the forward purchase agreement to be a derivative liability of $172,000 and $16,000, respectively.

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, the Company estimated the fair value of the warrant derivative liabilities to be $4,040,000 and $11,918,000, respectively. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.
NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A common stock
— The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 25,000,000 shares of Class A common stock issued and outstanding, of which 25,000,000 shares of Class A common stock are subject to possible redemption.
Class
 B common stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 6,250,000 shares of Class B common stock issued and outstanding. On September 11, 2021, the underwriters
45-day
option expired. As a result, 937,500 shares of Class B common stock were forfeited.
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

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 9. INCOME TAXES
The Company’s effective tax rate for the three and nine months ended September 30, 2022 was 796.3% and 3.5%, respectively. The Company’s effective tax rate for the three months ended September 30, 2021, and for the period from February 2, 2021 (inception) through September 30, 2021 was 0.0%. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the change in the fair value of warrant liabilities and derivative liability—forward purchase agreement, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and nine months ended September 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and nine months ended September 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Investments held in Trust Account:
Money Market investments	$251,351,265	$251,351,265	$—	$—
Liabilities
Warrant liability – Public Warrants	$2,500,000	$2,500,000	$—	$—
Warrant liability – Private Placement Warrants	$1,540,000	$—	$—	$1,540,000
Derivative liability - forward purchase agreement	$172,000	$—	$—	$172,000
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$250,036,950	$250,036,950	$—	$—
Liabilities
Warrant liability – Public Warrants	$7,375,000	$7,375,000	$—	$—
Warrant liability – Private Placement Warrants	$4,543,000	$—	$—	$4,543,000
Derivative liability- forward purchase agreement	$16,000	$—	$—	$16,000
The Company utilized a binomial lattice model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker HWELW. The quoted price of the Public Warrants was $0.20 and $0.59 per warrant as of September 30, 2022 and December 31, 2021, respectively.
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
The following table provides the significant inputs to the Binomial lattice method for the initial fair value of the Public Warrants:

At August 5, 2021 (Initial Measurement)
Stock price	$9.88
Strike price	$11.50
Risk-free rate	0.87%
Dividend yield	—%
Volatility	16.0%
Fair value of warrants	$0.92
The following table provides the significant inputs to the Binomial lattice method for the fair value of the Private Placement Warrants:

	As of September 30, 2022	As of December 31, 2021
Stock price	$9.75	$9.69
Strike price	$11.50	$11.50
Dividend yield	—%	—%
Term to expected Business Combination (in years) (1)	0.5	0.6
Volatility	de minimus	10.6%
Risk-free rate (2)	3.88% / 4.00%	0.23% / 1.31%
Fair value of warrants	$0.20	$0.59

1
The Private Placement Warrants expire 5 years after an initial Business Combination (see Note 7). As such, the full expected term of the Private Placement Warrants used for the valuations was 5.5 years and 5.6 years as of September 30, 2022 and December 31, 2021, respectively.

2	The risk-free rate was based on U.S. Treasury Rates commensurate with the remaining term to Business Combination / expiration of the Private Placement Warrants (see Note 7).
The following table provides the significant inputs to the model for the fair value of the Forward Purchase Agreement:

	As of September 30, 2022	As of December 31, 2021
Stock price	$9.75	$9.69
Strike price	$11.50	$11.50
Dividend yield	—%	—%
Term to expected Business Combination (in years)) (1)	0.5	0.6
Volatility	de minimus	10.6%
Risk-free rate (2)	3.88% /4.00%	0.23% /1.31%
Fair value of derivative (asset) liability - forward purchase agreement	$0.043	$0.004

HEALTHWELL ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1
The Private Placement Warrants expire 5 years after an initial Business Combination (see Note 7). As such, the full expected term of the Private Placement Warrants used for the valuations was 5.5 years and 5.6 years as of September 30, 2022 and December 31, 2021, respectively.

2	The risk-free rate was based on U.S. Treasury Rates commensurate with the remaining term to Business Combination / expiration of the Private Placement Warrants (see Note 7).
The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Initial measurement as of August 5, 2021	$18,144,000
Transfer of Public Warrants to Level 1 measurement	(11,500,000)
Change in fair value	(2,661,000)

Fair value as of September 30, 2021	$3,983,000

Fair value as of December 31, 2021	$4,559,000
Change in fair value	(2,295,000)

Fair value as of March 31, 2022	2,264,000
Change in fair value	(1,017,000)

Fair value as of June 30, 2022	1,247,000
Change in fair value	465,000

Fair value as of September 30, 2022	$1,712,000

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $7,878,000 (including $4,875,000 related to the Public Warrants - Level 1 and $3,003,000 related to the Private Placement Warrants - Level 3) within the unaudited condensed statement of operations for the nine months ended September 30, 2022. The Company recognized a loss in connection with changes in the fair value of derivative liability - forward purchase agreement of $156,000 within the unaudited condensed statement of operations for the nine months ended September 30, 2022.
The Company recognized a loss in connection with changes in the fair value of warrant liabilities of $202,000 (including $125,000 related to the Public Warrants - Level 1 and $77,000 related to the Private Placement Warrants - Level 3) within the unaudited condensed statement of operations for the three months ended September 30, 2022. The Company recognized a loss in connection with changes in the fair value of derivative liability - forward purchase agreement of $388,000 within the unaudited condensed statement of operations for the three months ended September 30, 2022.
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
as filed with the SEC on March 28, 2022, the Company’s Form
10-Q
for the quarter ended March 31, 2022 as filed with the SEC on May 13, 2022, and the Company’s Quarterly Report on Form
10-Q
for the quarter ended June 30, 2022 as filed with the SEC on August 12, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 2, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after our Initial Public Offering, identifying target companies for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating
income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended September 30, 2022, we had net loss of $247,638, which resulted from unrealized gains on investments held in Trust Account of $669,439 and realized gains on investments held in Trust Account of $561,022, offset in part by a loss on the change in fair value of derivative liability—forward purchase agreement of $388,000, a loss on the change in fair value of warrant liabilities of $202,000, operating and formation costs of $554,697, income tax expense of $283,202, and franchise tax expense of $50,200.

For the three months ended September 30, 2021, we had net income of $5,977,714, which resulted from a gain in the change in fair value of warrant liabilities of $7,474,000 and unrealized gains on investments held in Trust Account of $418, offset in part by expensed offering costs of $1,020,874, a loss on the change in fair value of the derivative liability—forward purchase agreement of $188,000, operating costs and formation costs of $156,682, and franchise tax expense of $131,148.

For the nine months ended September 30, 2022, we had net income of $7,797,084, which resulted from a gain on the change in fair value of warrant liabilities of $7,878,000, unrealized gains on investments held in Trust Account of $931,839, and realized gains on investments held in Trust Account of $712,860, offset in part by operating and formation costs of $1,135,813, a loss on the change in fair value of derivative liability—forward purchase agreement of $156,000, income tax expense of $283,202, and franchise tax expense of $150,600.

For the period from February 2, 2021 (inception) through September 30, 2021, we had net income of $5,968,248, which resulted from a gain on the change in fair value of warrant liabilities of $7,474,000 and unrealized gains on investments held in Trust Account of $418, offset in part by expensed offering costs of $1,020,874, a loss on the change in fair value of the derivative liability—forward purchase agreement of $188,000, operating and formation costs of $166,148, and franchise tax expense of $131,148.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $707,258, which was due to a gain on the change in fair value of warrant liabilities of $7,878,000, unrealized gains on investments held in Trust Account of $931,839, and realized gains on investments in the Trust Account of $712,860, offset in part by our net income of $7,797,084 changes in working capital of $662,718, deferred tax expense of $199,639, and a loss on the change in fair value of derivative liability—forward purchase agreement of $156,000

For the period from February 2, 2021 (inception) through September 30, 2021 net cash used in operating activities was $978,515, which was due to a gain on the change in fair value of warrant liabilities $7,474,000, changes in working capital of $681,219, and unrealized gains on investments held in Trust Account of $418, offset by our net income of $5,968,248, expensed offering costs of $1,020,874, and a loss on the change in fair value of derivative liability—forward purchase agreement of $188,000.

For the nine months ended September 30, 2022, net cash provided by investing activities of $330,384 was the result of the amount of proceeds received from the Trust Account to pay taxes.

For the period from February 2, 2021 (inception) through September 30, 2021, net cash used in investing activities of $250,000,000 was the result of the proceeds from our initial public offering being deposited into the Trust Account.

There were no cash flows from financing activities for the nine months ended September 30, 2022.

For the period from February 2, 2021 (inception) through September 30, 2021, net cash provided by financing activities was $251,962,174, which was due to proceeds from our initial public offering, net of underwriter’s discount paid for $245,000,000, proceeds from the sale of private placement warrants of $7,700,000, proceeds from the issuance of a promissory note to our sponsor of $350,000, repayment of the promissory note with our sponsor of $350,000, and proceeds from sale of Class B common stock to the Sponsor of $25,000, offset in part by the payment of offering costs of $762,826.

As of September 30, 2022, we had cash of $372,382 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. We also incur expenses as a result of being a public company for legal, financial reporting, accounting and compliance. We will also have obligations to pay Delaware and California state franchise taxes, and other taxes with the funds held outside of the Trust Account to the extent that interest earned on the Trust Account is not sufficient to cover these taxes. We currently believe that the interest earned on the Trust Account should be sufficient to cover these taxes.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of the Initial Public Offering, to be $200,000 per year for Delaware, and $800 per year for California, and other taxes, including but not limited to federal and state income and excise taxes, which we may pay from funds from the sale of the Private Placement Warrants held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our common stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We anticipate that the cash held outside of the Trust Account as of September 30, 2022, will be not sufficient to allow us to operate until August 5, 2023, the date at which we must complete our initial business combination. While we expect to have sufficient access to additional sources of capital under Working Capital Loans (as defined below), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if our initial business combination is not consummated August 5, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022 and December 31, 2021.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than described below.

Promissory Note—Related Party

On February 10, 2021, the Company issued an unsecured promissory note, as amended on July 6, 2021, to our sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $350,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) June 30, 2022 or (ii) the consummation of the Initial Public Offering. As of December 31, 2021, there was no borrowings outstanding under the Promissory Note. On August 5, 2021, the Company repaid the outstanding balance under the Promissory Note of $350,000 that was borrowed prior to the Initial Public Offering. The Company no longer has the ability to borrow under the note.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations. The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, the Company estimated the fair value of the warrant derivative liabilities to be $4,040,000 and $11,918,000. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value.

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

Net (Loss) Income Per Share of Common Stock

Net (loss) income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net (loss) income per share as the redemption value approximates fair value. Therefore, the income (loss) per share calculation allocates income and losses shared pro rata between Class A and Class B common stock. As a result, the calculated net (loss) income per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,200,000 shares in the calculation of diluted net (loss) income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the periods presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15 (f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2022 and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2022, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 as filed with the SEC on May 13, 2022, and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 as filed with the SEC on August 12, 2022 except for the following:

There is substantial doubt about our ability to continue as a “going concern.”

As of September 30, 2022, the Company had $372,382 in cash held outside of the Trust Account and working capital of $187,483. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of September 30, 2022, will not be sufficient to allow the Company to operate until August 5, 2023, the date at which the Company must complete a Business Combination. While the Company expects to have sufficient access to additional sources of capital, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a Business Combination is not consummated by August 5, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these condensed financial statements are issued.

The Excise Tax included in the Inflation Reduction Act of 2022 may hinder our ability to consummate an initial business combination

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation, we will be a “covered corporation” within the meaning of the Inflation Reduction Act, and while not free from doubt, it is possible that, unless an exemption is available, we (or any post-combination company) will be subject to the Excise Tax as a result of any redemptions by us of our common stock that occurs after December 31, 2022, including redemptions in connection with an initial business combination. Whether and to what extent we would be subject to the excise tax in connection with a business combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the per-share amount that our public stockholder would otherwise be entitled to receive or reduce the cash available on hand to complete a business combination. This may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination, particularly an initial business combination in which substantial PIPE issuances are not contemplated. Further, the application of the Excise Tax in the event of a liquidation is uncertain, and the proceeds held in the Trust Account could be subject to the Excise Tax, in which case the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

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

Healthwell Acquisition Corp. I

Date: November 10, 2022	By:	/s/ Alyssa Rapp
Alyssa Rapp
Chief Executive Officer

Healthwell Acquisition Corp. I

Date: November 10, 2022	By:	/s/ Tracy Wan
Tracy Wan
Chief Financial Officer