Form 10-K
period 2022-12-31
Healthwell Acquisition Corp. I
filed 2023-03-03
CIK 1845013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-40697

HEALTHWELL ACQUISITION CORP. I
(Exact name of registrant as specified in its charter)

Delaware	86-1911840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Green Bay Rd, #227 Winnetka, IL	60093
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (847)
230-9162
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	HWELU	The Nasdaq Stock Exchange LLC
Class A common stock, par value $0.0001 per share	HWEL	The Nasdaq Stock Exchange LLC
Redeemable warrants, each warrant exercisable for one share of Class A common stock for $11.50 per share	HWELW	The Nasdaq Stock Exchange LLC
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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule
12b-2
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
of the Exchange Act).    Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
The aggregate market value of the outstanding shares of the registrant’s Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2022, as reported on the Nasdaq Capital Market was $242,000,000.
As of March 3,

2023
there were 25,000,000 shares of Class A common stock, par value $0.0001 per share, and 6,250,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination (as defined below);

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our pool of prospective target businesses;

•	our public securities’ potential liquidity and trading;

•	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or

•	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

•

“Additional Anchor Investors” are to nine qualified institutional buyers or institutional accredited investors, six of which each purchased 2,400,000 units (as defined below), and three of which each purchased 1,200,000 units in our initial public offering (as defined below) at $10.00 per unit and that entered into separate subscription agreements in July 2021 with our sponsor (as defined below) for indirect interests in an aggregate 1,125,000 founder shares (as defined below) at a purchase price of $0.004 per share, or $3,938 in the aggregate;

•	“Anchor Investors” are to the Original Anchor Investors (as defined below) and the Additional Anchor Investors;

•	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

•	“ASU” are to the FASB Accounting Standards Update;

•	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

•	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

•	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

•	“common stock” are to the Class A common stock and the Class B common stock;

•	“Company,” “our Company,” “we” or “us” are to Healthwell Acquisition Corp. I, a Delaware corporation;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);

•	“DGCL” are to the Delaware General Corporation Law;

•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“FASB” are to the Financial Accounting Standards Board;

•	“FINRA” are to the Financial Industry Regulatory Authority;

•

“forward purchase agreement” are to the forward purchase agreement, dated August 5, 2021, between the Company and Peterson Partners, a member of our sponsor, pursuant to which Peterson Partners has subscribed to purchase from the Company 4,000,000 units, with each unit consisting of one share of Class A common stock and one-half of one warrant to purchase one share of Class A common stock for $10.00 per unit, or an aggregate amount of up to $40,000,000, in a private placement that will close concurrently with the closing of our initial business combination;

•

“forward purchase lock-up securities” are to the forward purchase units (as defined below), the forward purchase securities (as defined below) or any shares of Class A common stock received upon exercise of the forward purchase warrants (as defined below);

•	“forward purchase securities” are to the forward purchase shares (as defined below) together with the forward purchase warrants (as defined below);

•	“forward purchase shares” are to the shares of Class A common stock to be issued as part of the units pursuant to the forward purchase agreement;

•	“forward purchase units” are to the units issued pursuant to the forward purchase agreement;

•	“forward purchase warrants” are to the warrants to be issued as part of the units pursuant to the forward purchase agreement;

•

“founder shares” are to the shares of Class B common stock initially purchased by our sponsor in a private placement and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our business combination as described herein (for the avoidance of doubt, such shares of Class A common stock will not be “public shares” (as defined below));

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“initial public offering” are to the initial public offering that was consummated by the Company on August 5, 2021;

•	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

•	“management” or our “management team” are to our executive officers;

•	“Nasdaq” are to the Nasdaq Capital Market;

•

“Original Anchor Investors” are to the three qualified institutional buyers or institutional accredited investors that each purchased 2,400,000 units in our initial public offering at a price of $10.00 per unit and that entered into separate subscription agreements in February 2021 with our sponsor for indirect interests in 1,000,000 founder shares held by our sponsor for a nominal amount;

•	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

•	“private placement” are to the private placement of warrants that occurred simultaneously with the closing of our initial public offering;

•	“private placement warrants” are to the warrants issued to our sponsor in the private placement;

•

“Promissory Note” are to the promissory note issued by the Company to our sponsor on February 10, 2021, as amended on July 6, 2021, pursuant to which the Company could borrow up to an aggregate of $350,000;

•

“public shares” are to the shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•

“public stockholders” are to the holders of our public shares, including our initial stockholders and members of our management team and board to the extent our initial stockholders and/or members of our management team or board purchase public shares, provided that each initial stockholder’s and member of our management team and board’s status as a “public stockholder” will only exist with respect to such public shares;

•

“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);

•

“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on February 23, 2021, as amended, and declared effective on August 2, 2021 (File No. 333-253418);

•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“SPACs” are to special purpose acquisition companies;

•	“sponsor” are to Healthwell Acquisition Corp. I Sponsor LLC, a Delaware limited liability company;

•

“trust account” are to the U.S.-based trust account in which an amount of $250,000,000 from the net proceeds of the sale of the units in our initial public offering and the private placement warrants was placed following the closing of our initial public offering;

•	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant; and

•

“working capital loans” are to funds that, in order to provide working capital or finance transaction costs in connection with an initial business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

PART I

Item 1. Business.

Company Overview

We are a blank check company incorporated in Delaware on February 2, 2021 and formed for the purpose of effectuating a business combination with one or more businesses. We are an early stage and emerging growth company and, as such, are subject to all of the risks associated with early stage and emerging growth companies.

Initial Public Offering

On August 5, 2021, we consummated our initial public offering of 25,000,000 units. Each unit consists of one share of Class A common stock, and one-half of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one share of common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $250,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 7,700,000 warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $7,700,000.

A total of $250,000,000, comprised of $245,000,000 of the proceeds from the initial public offering and $5,000,000 of the proceeds of the sale of the private placement warrants was placed in the trust account maintained by Continental, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Alyssa Rapp, our Chief Executive Officer, and Tracy Wan, our President and Chief Financial Officer. We must complete our initial business combination by August 5, 2023, 24 months from the closing of our initial public offering. If our initial business combination is not consummated by August 5, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

Business Strategy & Competitive Strengths

Our business strategy is to identify and complete our initial business combination with a company that leverages and complements the experience of our team. Through our management, board and advisors’ broad and deep networks, unique industry experiences, and deal sourcing capabilities, we have access to a vast set of opportunities.

Target Industry

Although we may pursue targets in any business industry or sector, we are focusing our investment efforts on technology-enabled companies across the entire healthcare industry. Investment opportunities are sourced through our longstanding investment banking, venture capital and private equity relationships, as well as an extensive network of serial entrepreneurs and operators in healthcare and technology built over decades. The Company benefits from decades of transaction experience with companies at all stages of their life cycles. The Company uses a disciplined and highly selective investment process that leverages the depth and diversity of management, the board and a team of advisors to enhance the growth potential and value of a target business, while focusing on providing the potential of an attractive return to our stockholders.

As of 2021, the U.S. healthcare industry neared $4.3 trillion in value, representing an expansive market with powerful secular tailwinds and a broad universe of business combination targets. By 2028, expenditures are expected to reach $6.2 trillion, highlighting an average growth rate of approximately 5.4% per year, driven in large part by a rapidly aging population and increased prevalence of chronic disease. Given the accelerating spending growth, fragmented market, and staggering imbalances in access, quality, and cost in healthcare across America, technological innovation and tech-enablement are at the forefront of accelerating access to care and in terms of value creation in the sector.

Though we are focusing our investment effort broadly across tech-enabled healthcare, we are leveraging our team’s expertise to target businesses in technology-driven products, platforms and services in and for healthcare, tech-enabled healthcare services, and tech-enabled wellness platforms, products and services. These subsectors benefit from favorable market dynamics, are underrepresented in the public markets and align well with the backgrounds and experience of our management team and board. The diversity of the target universe and the number of largely uncorrelated subsectors maximize the likelihood that the management team, board and advisors will be able to identify and execute an attractive transaction. We are concentrating on targets with an enterprise value range between $250 million and $1 billion.

Our Management Team, Board of Directors, and Advisors

Alyssa Rapp serves as Chief Executive Officer and a director and Tracy Wan serves as President, Chief Financial Officer and a director. Management has assembled a seasoned advisory team, in addition to our directors, who bring vast backgrounds of healthcare and technology operating experience. Our management team, directors and advisors have driven consistent equity value creation through both management and board roles at leading public and private companies over the last four decades. The diversity of our board—which includes successful entrepreneurs, both early- and late-stage investors, and executives that have operated across a wide array of sub-sectors with the tech-enabled healthcare value chain—offers our management team a competitive advantage in sourcing, evaluating, and executing a business combination where we can accelerate growth and value creation.

The past performance of the members of our management, board and advisors is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of our management, board or advisor’s performance as indicative of our future performance.

Industry Opportunity

While we may acquire a business in any industry, the $3.8 trillion U.S. healthcare market has numerous scaled companies that would benefit from a public listing, providing us with a broad set of attractive targets. With several dynamics, including an aging population and increased pervasiveness of chronic disease driving accelerated spending growth, technology-driven innovation is pivotal to improving the state of the country’s healthcare system. While our investment effort is broadly focused on tech-enabled healthcare, we have identified several attractive subsectors where we have particular expertise:

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

•

Tech-Enabled Healthcare Services. Technology-oriented business models are transforming healthcare and creating significant value for all market participants, including payors, providers, employers and consumers. While the increasing complexity of the healthcare system poses challenges to traditional market participants, companies that adopt a tech-enabled model are typically better positioned to succeed and capture market share. Just as technology platforms have solved major challenges and improved productivity in other industries, similar opportunities exist within healthcare, with ~25% of total U.S. healthcare spending deemed as wasteful. As an example, telehealth has decreased unmet health needs while also reducing system-wide cost and allowing providers to deliver care with increased access and/or increased productivity.

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

Acquisition Criteria

Consistent with our strategy, we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses. We leverage these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that meets some but not all of these criteria and guidelines.

We are looking for a company with the following investment criteria:

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that meets some but not all of the above criteria and guidelines, we will disclose that the target business meets some but not all of the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Initial Business Combination

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

In addition, members of our management team have developed contacts from serving on the boards of directors of several companies. We believe this network provides our management team with a robust and consistent flow of acquisition opportunities which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our management team provides us with important sources of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

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

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer target businesses an alternative to the traditional initial public offering through a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. In this situation, the owners of the target business would exchange their capital stock, shares or other equity securities in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

Financial Position

With funds available for a business combination in the amount of $244,005,071 as of December 31, 2022 assuming no redemptions and after payment of taxes, to the extent available, and of $8,750,000 of deferred underwriting fees, excluding any proceeds that we may receive pursuant to the forward purchase agreement, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in any operations, and we will not engage in any operations until the consummation of our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial offering and the sale of the private placement warrants, our shares (including to the target or pursuant to the forward purchase agreement described below or other forward purchase agreements or backstop agreements we may enter into or otherwise), debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or the redemptions of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or we decide to do so for business or other reasons, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

We have entered into a forward purchase agreement with Peterson Partners, a member of our sponsor, pursuant to which Peterson Partners has subscribed to purchase from us 4,000,000 units, with each unit consisting of one forward purchase share, and one-half of one forward purchase warrant, for $10.00 per unit, or an aggregate amount of up to $40.0 million, in a private placement that will close concurrently with the closing of our initial business combination. Peterson Partners’ commitment under the forward purchase agreement is subject to, among other conditions, the approval of its investment committee to purchase the units no later than five business days after we notify them of our intention to enter into a definitive agreement for a proposed business combination. The forward purchase shares will be identical to the shares of Class A common stock included in the units sold in our initial public offering, except that they will be subject to certain transfer restrictions as described below, and the forward purchase warrants will be identical to the private placement warrants. In connection with the forward purchase agreement, our sponsor issued Peterson Partners interests in our sponsor representing an indirect economic interest in approximately 4% of our Class B common stock. Peterson Partners has the right to nominate to our board one director, as described below. Upon consummation of our initial public offering, Peterson Partners nominated Curtis Feeny to our board.

In addition, Peterson Partners has agreed with us that, until the earlier of (i) the twelve (12) month anniversary after the closing of our initial business combination, (ii) the date following our initial business combination closing on which the Company completes a liquidation, merger, share exchange or similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock or cash, securities or other property, (iii) the date that any lock-up or vesting restrictions applicable to our sponsor and its permitted transferees with respect to the founder shares expires or lapses, and (iv) the date that any lock-up restrictions applicable to any other forward purchaser (if any) expires or lapse, without the prior written consent of the Company, it will not (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act, and the rules and regulations of the SEC promulgated thereunder, with respect to the forward purchase lock-up securities owned by it, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any forward purchase lock-up securities owned by it, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise, or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii).

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq listing rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the trust account (excluding any deferred underwriters fees and taxes payable on the income earned on the trust account). We refer to this as the 80% fair market value test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board of directors is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information that is made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek stockholder approval for business or other reasons.

Under Nasdaq listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of Class A common stock then outstanding;

•

any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases and Other Transactions with Respect to our Securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of securities such persons may purchase. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our initial stockholders, directors, officers, advisors or any of their affiliates determine to undertake any such transactions, such transactions could have the effect of influencing the vote necessary to approve such transaction. None of the funds held in the trust account will be used to purchase public shares or warrants in such transactions. They will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) clear certain trades prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of such transaction could be to (1) vote in favor of our initial business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, directors, officers, advisors and/or any of their affiliates anticipate that they may identify the stockholders with whom our sponsor, directors, officers, advisors or any of their affiliates may pursue privately negotiated transactions by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of public shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, directors, officers, advisors or any of their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, directors, officers, advisors or any of their affiliates will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, directors, officers and/or any of their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will be restricted unless such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, directors, officers and/or any of their affiliates will be restricted from making purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders Upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to limitations. At the completion of our initial business combination, we will be required to purchase any common stock properly delivered for redemption and not withdrawn. As of December 31, 2022, the amount in the trust account was approximately $10.15 per public share (before the withdrawal of interest to pay taxes and up to $100,000 of interest to pay dissolution expenses). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial stockholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (1) in connection with a stockholder meeting called to approve the business combination or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by applicable law or stock exchange listing requirement or we choose to seek stockholder approval for business or other reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. In such case, pursuant to the terms of a letter agreement entered into with us, our initial stockholders have agreed (and their permitted transferees will agree) to vote their founder shares and any public shares held by them in favor of our initial business combination. Our directors and officers also have agreed to vote in favor of our initial business combination with respect to public shares acquired by them, if any. We expect that at the time of any stockholder vote relating to our initial business combination, our initial stockholders and their permitted transferees will own at least 20% of our issued and outstanding common stock entitled to vote thereon. Each public stockholder may elect to redeem their public shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of an initial business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions. Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Limitation on Redemption Upon Completion of our Initial Business Combination If We Seek Stockholder Approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering (“Excess Shares”) without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve our initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the DWAC System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the annual meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the scheduled date of the annual meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until August 5, 2023.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our sponsor, directors and officers have agreed that we will have until August 5, 2023, 24 months from the closing of our initial public offering, to complete our initial business combination. If we have not completed our initial business combination by August 5, 2023, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by August 5, 2023.

Our initial stockholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by August 5, 2023. However, if our initial stockholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by August 5, 2023.

Our sponsor, directors and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 5, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $137,752 of proceeds held outside the trust account as of December 31, 2022, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the

Securities Act. As of December 31, 2022, we have access to up to $137,752 from the proceeds of our initial public offering and the sale of the private placement warrants with which to pay any such potential claims (excluding costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

If we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with the public shares that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 5, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination by August 5, 2023, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to the initial public offering that apply to us until the completion of our initial business combination. These provisions cannot be amended without the approval of the holders of 65% of our common stock. Our initial stockholders, who collectively beneficially own 20% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and will have the discretion to vote in any manner they choose. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

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

•

Prior to our initial business combination, we may not issue additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on our initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond August 5, 2023 (24 months from the consummation of our initial public offering) (y) amend the foregoing provisions;

•

Although we do not intend to enter into a business combination with a target business that is affiliated with our sponsor, our directors or our executive officers, we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent directors, may obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm that such a business combination is fair to the Company from a financial point of view;

•

If a stockholder vote on our initial business combination is not required by law and we do not decide to hold a stockholder vote for business or other legal reasons, we will offer to redeem our public shares pursuant to Rule13e-4and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act. Whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq, we will provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above;

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

•

If our stockholders approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 5, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, we will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein; and

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

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters, but they have devoted as much of their time as they deem necessary to our affairs and will continue to do so until we have completed our initial business combination. The amount of time that any such person devotes in any time period varies based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

Our units, Class A common stock and public warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of: (1) (a) December 31, 2026, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the later of (1) last day of the fiscal year in which the market value of our common stock held by non-affiliates equaled or exceeded $250 million as of the end of that fiscal year’s second fiscal quarter, or (2) last day of the fiscal year in which our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equaled or exceeded $700 million as of the end of that fiscal year’s second fiscal quarter.

Item 1A.	Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

•	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

•	our expectations around the performance of a prospective target business or businesses may not be realized;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

•

our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

•	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities may not develop and you will have limited liquidity and trading;

•	the availability to us of funds held outside the trust account may be insufficient to operate our business prior to the business combination;

•	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

•

there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

•	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

•

we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

•

we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination;

•

we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

•

our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

•

since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

•

changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

•

the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

•

resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination by August 5, 2023, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

•

in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

•

if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

•

to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we expect that we will, on or prior to the 24-month anniversary of the effective date of our Registration Statement instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account, which would likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company;

•	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

•

military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

•

a 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption; and

•	there is substantial doubt about our ability to continue as a “going concern.”

We may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial business combination to be consummated with us, we may not be able to consummate a business combination with such target. In addition, regulatory considerations may decrease the pool of potential target companies we may be willing or able to consider.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate a business combination with potential target companies incorporated or having business operations in jurisdictions where national security considerations, involvement in regulated industries (including telecommunications), or in businesses where a country’s culture or heritage may be implicated.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar ownership issues. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in (i) our Registration Statement, (ii) our Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2021, March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on November 22, 2021, May 13, 2022, August 12, 2022 and November 10, 2022, respectively, and (iii) the risk factors below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our executive offices are located at 1001 Green Bay Rd, #227 Winnetka, IL 60093, and our telephone number is (847) 230-9162. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our units, public shares and public warrants are each traded on Nasdaq under the symbols “HWELU,” “HWEL,” and “HWELW,” respectively. Our units commenced public trading on August 3, 2021, and our public shares and public warrants commenced separate public trading on September 22, 2021.

(b) Holders

On March 3, 2023, there was one holder of record of our units, one holder of record of shares of our Class A common stock, one holder of record of our Class B common stock and two holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 28, 2022. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the Registration Statement.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated on February 2, 2021 as a Delaware corporation and formed for the purpose of effectuating a business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering that occurred on August 5, 2021 and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (including to the target or pursuant to the forward purchase agreement or other forward purchase agreements or backstop agreements we may enter into or otherwise, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2022 were organizational activities, our initial public offering and identifying target companies for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in our trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses in connection with our search for business combination targets.

For the year ended December 31, 2022, we had net income of $11,413,092, which resulted from a gain on change in the fair value of warrant liabilities of $10,302,000, unrealized gain on investments held in the trust account of $1,721,085, and realized gain on investments held in the trust account of $2,241,175, offset in part by operating and formation costs of $1,423,490, a loss on the change in fair value of derivative liability—forward purchase agreement of $468,000, income tax expense of $758,878 and franchise tax expense of $200,800.

For the period from February 2, 2021 (inception) through December 31, 2021, we had net income of $4,490,977, which resulted from a gain on change in the fair value of warrant liabilities of $6,666,000, unrealized gain on investments held in the trust account of $18,824, and realized gain on investments held in the trust account of $18,126, offset in part by expensed offering costs of $1,020,874, formation and operating costs of $552,633, change in fair value of derivative liability—forward purchase agreement of $456,000, and franchise tax expense of $182,466.

Liquidity and Capital Resources

On August 5, 2021, we consummated our initial public offering of 25,000,000 units, generating gross proceeds to the Company of $250,000,000. Simultaneously with the consummation of our initial public offering, we completed the private sale of 7,700,000 private placement warrants to our sponsor at a purchase price of $1.00 per warrant, generating gross proceeds of $7,700,000. A portion of proceeds from the sale of the private placement warrants were added to the net proceeds from our initial public offering held in the trust account. If we do not complete an initial business combination by August 5, 2023 (24 months from the closing of our initial public offering), the proceeds from the sale of the private placement warrants deposited in the trust account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.

For the year ended December 31, 2022, net cash used in operating activities was $941,888, which was due to a gain on the change in fair value of warrant liabilities of $10,302,000, changes in working capital of $1,075,899, unrealized gain on investments held in the trust account of $1,721,085 and realized gain on investments held in the trust account of $2,241,175, offset in part by our net income of $11,413,092 and change in fair value of derivative liability—forward purchase agreement of $468,000.

For the period from February 2, 2021 (inception) through December 31, 2021, net cash used in operating activities was $1,212,918, which was due to a gain on the change in fair value of warrant liabilities of $6,666,000, changes in working capital of $477,819, unrealized gain on investments held in the trust account of $18,824 and realized gain on investments held in the trust account of $18,126, offset by our net income of $4,490,977, expensed offering costs of $1,020,874, and a loss on the change in fair value of derivative liability—forward purchase agreement of $456,000.

For the year ended December 31, 2022, net cash provided by investing activities of $330,384 was the proceeds received from the trust account to pay taxes.

For the period from February 2, 2021 (inception) through December 31, 2021, net cash used in investing activities of $250,000,000 was the net proceeds from our initial public offering and private placement being deposited in the trust account.

There were no cash flows from financing activities for the year ended December 31, 2022.

For the period from February 2, 2021 (inception) through December 31, 2021, net cash provided by financing activities was $251,962,174, which was comprised of proceeds from our initial public offering, net of underwriter’s discount paid, of $245,000,000, proceeds from the sale of the private placement warrants of $7,700,000, proceeds from the issuance of the Promissory Note to our sponsor of $350,000, repayment of the Promissory Note with our sponsor of $350,000, and proceeds from the sale of Class B common stock to our sponsor of $25,000, offset in part by the payment of offering costs of $762,826.

As of December 31, 2022, we had cash of $137,752 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. We also incur expenses as a result of being a public company for legal, financial reporting, accounting and compliance. We will also have obligations to pay Delaware and California state franchise taxes and other taxes with the funds held outside of the trust account to the extent that interest earned on the trust account is not sufficient to cover these taxes. We currently believe that the interest earned on the trust account should be sufficient to cover these taxes.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of our initial public offering, to be $200,000 per year for Delaware and $800 per year for California, plus other taxes, including but not limited to federal and state income and excise taxes, which we may pay from funds from the sale of the private placement warrants held outside of the trust account or from interest earned on the funds held in the trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our common stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

The financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We anticipate that the cash held outside of the trust account as of December 31, 2022, will not be sufficient to allow us to operate until August 5, 2023, the date at which we must complete our initial business combination. While we expect to have sufficient access to additional sources of capital under working capital loans, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if our initial business combination is not consummated August 5, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about our ability to continue as a going concern for the next 12 months after the date that the accompanying financial statements are issued.

We plan to address this uncertainty through our initial business combination as discussed above. There is no assurance that our plans to consummate our initial business combination will be successfully completed by August 5, 2023. The financial statements included elsewhere in this Report do not include any adjustments that might result from the outcome of this uncertainty.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than described below.

Promissory Note—Related Party

On February 10, 2021, the Company issued an unsecured promissory note, as amended on July 6, 2021, to our sponsor, pursuant to which the Company could borrow up to an aggregate of $350,000 to cover expenses related to our initial public offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) June 30, 2022 or (ii) the consummation of our initial public offering. On August 5, 2021, the Company repaid the outstanding balance under the Promissory Note of $350,000 that was borrowed prior to our initial public offering. As of December 31, 2022, there was no borrowings outstanding under the Promissory Note. The Company no longer has the ability to borrow under the Promissory Note.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,750,000 additional units to cover over-allotments at the initial public offering price, less the underwriting discounts and commissions. On September 11, 2021, the over-allotment option expired.

The underwriters were paid a cash underwriting discount of $0.20 per unit, or $5,000,000 in the aggregate, upon the closing of our initial public offering. In addition, $0.35 per unit, or $8,750,000 in the aggregate will be payable to the underwriters as deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Significant Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations. The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of our initial public offering. As of December 31, 2022, the Company estimated the fair value of the warrant derivative liabilities to be $1,616,000. The public warrants were allocated a portion of the proceeds from the issuance of the units equal to its fair value.

Class A Common Stock Subject to Possible Redemption

All of the 25,000,000 shares of Class A common stock sold as part of the units in our initial public offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all public shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Net Income Per Share of Common Stock

Net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net income per share as the redemption value approximates fair value. Therefore, the income per share calculation allocates income and losses shared pro rata between Class A and Class B common stock. As a result, the calculated net income per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the warrants sold in our initial public offering and private placement to purchase an aggregate of 20,200,000 shares in the calculation of diluted net income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

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

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-26 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Alyssa Rapp	44	Chief Executive Officer and Director
Tracy Wan	63	President, Chief Financial Officer and Director
Curtis Feeny	65	Co-Chair
George Hornig	68	Co-Chair
Matt Wandoloski	69	Director
Christie Hefner	70	Director
John MacCarthy	63	Director
Ellen Levy	53	Director
Carl Allegretti	61	Director

Alyssa Rapp has served as our Chief Executive Officer since February 2021 and a director since August 2, 2021. Ms. Rapp has also served as an independent director of Together Women’s Health (formerly Elevate Women’s Health) and Empower MedSpa, portfolio companies of Shore Capital Partners, since October 2020 and October 2022, respectively. Ms. Rapp served as Chief Executive Officer of Surgical Solutions, a B2B healthcare services business providing non-clinical surgical services to hospitals, from 2018 to 2021. As CEO of Surgical Solutions, Ms. Rapp led a successful turnaround of the enterprise, driving 21% sales growth with 90% customer retention. From 2015 to 2018, Ms. Rapp served as the founder & CEO of Bottlenotes, Inc., a leading interactive media company. Since 2015, Ms. Rapp has served as the Managing Partner of A JR Ventures, a strategic advisory firm for family offices and private equity firms on market development, digital and e-commerce strategies for select portfolio companies. Ms. Rapp has served as a lecturer in management at Stanford University’s Graduate School of Business since 2014 and Adjunct Professor of Entrepreneurship at the University of Chicago’s Booth Business School since 2019. Ms. Rapp earned a B.A. in Political Science and the History of Art from Yale University in 2000 and an M.B.A. from Stanford University’s Graduate School of Business in 2005. She is the author of Amazon Bestseller, Leadership and Life Hacks: Insights from a Mom, Wife, Entrepreneur & Executive (ForbesBooks, October 2019). Ms. Rapp was selected to serve on our board due to her experience in the technology and healthcare industries.

Tracy Wan has served as our President and Chief Financial Officer since February 2021 and a director since August 2, 2021. Ms. Wan is a seasoned executive who has spent over 25 years in senior management roles as chief financial officer and chief operating officer at public and private companies. Since 2016 and from 2006 to 2009, Ms. Wan has been a Managing Partner of TYW Consultants LLC, a consulting and advisory firm that provides services to executive teams, boards and investors to develop strategic business plans and improve financial and operational performance. As part of her consulting and advisory practice at TYW Consultants, she provided consulting services to Surgical Solutions from 2018 to 2021, including as Acting COO from 2019 to 2020, working with Surgical Solutions’ management team and the company’s board, other healthcare companies, original equipment manufacturers of medical equipment and supplies, and hospital administrators. Ms. Wan has worked closely with Ms. Rapp on a variety of business projects over the last ten years. For her executive roles, Ms. Wan served as President, COO (1999-2006), Director (2004-2006) and Executive Vice President and CFO (1994-1999) of The Sharper Image (formerly NASDAQ: SHRP). Ms. Wan also served as President, COO and Director (2015-2016) and as COO (2009-2015) of Cycle Gear, Inc., a private-equity backed omni-channel retail business. Ms. Wan earned a B.S. in Business Administration, Accounting from San Francisco State University. Early in Ms. Wan’s career, she worked as a CPA (not currently active) in the public accounting firm of Laventhol and Horwath in San Francisco, California. Ms. Wan was chosen to serve on our board in light of her experience in public companies, private equity and the healthcare industry.

Curtis Feeny has served as Co-Chair of our board since August 2, 2021. Since March 2020, Mr. Feeny has also served as a Senior Advisor to Peterson Partners. From 2000 to 2017, he was Managing Director at Voyager Capital (“Voyager”), a leading technology venture capital firm, where he invested in healthcare technology, SaaS, enterprise software, data analytics and wireless infrastructure, amongst other sectors. Mr. Feeny also served as Managing Director for Silicon Valley Data Capital from 2017 to 2019, where he focused on early stage technology investing. Prior investments include Ayla

Networks, Kaggle (acquired by Google), Wise.io (acquired by GE), Sensys Networks, WellnessFX (acquired by Thorne Research) and ClearCare (acquired by Wellsky). Mr. Feeny has served on over 30 boards, both public and private, including the board of CBRE from 2006 to 2021 (NYSE:CBRE), Staples from 2016-2017, Khan Academy since 2016, Stanford Federal Credit Unit since 2006, Silicon Valley Executive Network since 2012 and Docusign, Inc. from 2010 to 2020 (NASDAQ: DOCU). He was also a senior executive at the Stanford Management Company and Trammell Crow prior to joining Voyager in 2000. During his time at Stanford Management Company, the office within Stanford University that invests Stanford University’s endowment and other financial assets, Mr. Feeny was responsible for overseeing the investment of the university’s endowment as it grew from $2.5 billion to $8.9 billion over eight years. Mr. Feeny has an MBA from Harvard Business School and a B.S. in mechanical engineering from Texas A&M University. Upon consummation of our initial public offering, Peterson Partners received the right to nominate to our board one director to serve prior to our initial business combination. Peterson Partners nominated Curtis Feeny upon consummation of our initial public offering. Mr. Feeny was chosen to serve on our board due to his experience in the technology, healthcare and private equity industries.

George Hornig has served as Co-Chair of our board since August 2,2021. From 2010 to 2016, Mr. Hornig was a Senior Managing Director and Global COO of PineBridge Investments, a global asset manager focused on active, high-conviction investing with over $125 billion in assets under management. Mr. Hornig previously served as COO of Credit Suisse Asset Management from 1999 to 2010, Deutsche Bank Americas from 1993 to 1999 and Wasserstein Perella from 1988-1991, where he was also a co-founder of the firm. Mr. Hornig has also been an active director and seed investor for private technology-enabled companies over the last 30 years, serving as a director (and now chairman) of Xometry, an AI-driven manufacturing platform, since 2013. Mr. Hornig has served as a director of Vaxxinity Inc. since 2022; Chairman of the board of The Seed Lab since 2019; a director and Audit Chair of Syntax since 2018; and a director of Daniel J. Edelman Holdings since 2016. He was also a director of KBL Merger Corp IV from 2017 to 2020 and a director of Forrester Research from 1997 to 2018. He has been member of the Advisory Board for Babiators since 2014, Stojo since 2018 and Copper Publishing since 2019, Ready Set Jet since 2019, and he previously was an Advisory Board Member of VNTANA from 2016 to 2019. Mr. Hornig holds an A.B, J.D, and M.B.A from Harvard University. Mr. Hornig was selected as a member of our board due to his decades of experience in the healthcare, investment banking and technology industries.

Matt Wandoloski has served as a director since August 2, 2021. Since 2019, Mr. Wandoloski has served as CEO of Paloma Healthcare Consulting, a consulting firm that partners with innovative healthcare related companies to accelerate growth and profitability through board and strategic advisor roles. From 2011 to 2018, he served as Vice President of Corporate Strategy, Informatics, & Subsidiary Development at Blue Cross Blue Shield of Arizona. Other notable senior roles during his extensive healthcare tenure include serving as the former CEO of UnitedHealthcare, S. Arizona, as a Partner with Mercer, and Interim CEO & board member for Children’s Clinic of S. Arizona. He has an extensive background with Health plans, Delivery systems, and large Self-Funded Employers. Since 2021, Mr. Wandoloski has served on the board of directors of Complia Health, a home health home care hospice software company. Since 2023, he has served on the board of directors for Delta Dental of Arizona. In addition, he has served as an advisor/advisory board member for Solera Health since 2019, Rivia Health from 2020 to 2022, Reciprocity Health since 2021, Curatus since 2019, Health Plan Innovation Roundtable since 2019, WealthVP since 2020 and Genius Avenue since 2020. He has also served as an advisor to Edgewater Funds since 2021 and Triple Tree Capital Partners since 2020. He holds a M.B.A in Finance from Long Island University – C.W Post, New York. Mr. Wandoloski was selected to serve on our board due to his extensive experience in the healthcare industry.

Christie Hefner has served as a director since August 2, 2021. Ms. Hefner has served on the boards of R.D. Offutt Company since 2016, Scent Beauty since 2019, Metro Edge since 2019 and Fyllo since 2020. Ms. Hefner also previously served as Chairman of the Board of Hatch Beauty Brands, which offers both beauty and wellness incubation, from 2014 to 2022 and as a director for Luminary Digital Media, LLC from 2013 to 2016. Previously, she served in a variety of executive positions with Playboy Enterprises, serving as the longest tenured female public company CEO. She was widely credited with developing and leading the execution of strategies that repositioned the company from its legacy domestic magazine business to a global multi-media and lifestyle company and building its institutional shareholder base. Ms. Hefner has been a Trustee of Rush University Medical Center since 1993 and former Chairman of the CORE Center, a national model for the integrated treatment of people with HIV AIDS and other infectious diseases, from 1995 to 2002. Ms. Hefner was also the former Executive Chairman of Canyon Ranch Enterprises from 2009 to 2015. Ms. Hefner holds a B.A. in English and American Literature from Brandeis University. Ms. Hefner was chosen to serve on our board due to her wide range of experience, including in the beauty and wellness industry.

John MacCarthy has serves as a director since August 2, 2021. He has been a member of the board of directors of the Nuveen Global Cities REIT, an unlisted Real Estate Investment Trust with over $2.5 billion in assets under management, since July 2017. He also served as the Chief Legal Officer of Nuveen, an investment management firm owned by TIAA with over $1 trillion in assets under management, in 2017 and 2018. Prior to that, Mr. MacCarthy was Chief Operating Officer of TIAA Global Real Assets in 2016 and 2017. Mr. MacCarthy joined Nuveen Investments (NYSE: NUV) as General Counsel in 2006, serving as Executive Vice President, Secretary and General Counsel from 2008 through 2015. Before joining Nuveen, Mr. MacCarthy was a partner at the law firm of Winston & Strawn LLP, serving as Chairman of the Corporate Department from 2001 to 2006. Mr. MacCarthy holds a J.D. from Stanford Law School and a B.A. from Williams College. Pursuant to an agreement with our sponsor, a trust established for the benefit of the heirs of Gregory J. Purcell and a member of our sponsor, was entitled to nominate two directors for appointment to our board in connection with the closing of our initial public offering, which nominees were Carl Allegretti and John MacCarthy. Mr. Purcell is the founder and Chief Executive Officer of Arbor Investments. Mr. MacCarthy was selected to serve on our board due to his extensive legal, investments and private equity experiences.

Ellen Levy has served as a director since August 2, 2021. Since January 2007, Dr. Levy has served as the Founder & Managing Director of Silicon Valley Connect, working with organizations and entrepreneurs on opportunities for “networked innovation,” while also managing a portfolio of 50+ startups as an angel investor/advisor (a sample of investments include: RelateIQ, acquired by Salesforce; Accompany, acquired by Cisco; Outreach, BetterUp; DoctorOnDemand; Happiest Baby; and Trusted Health). Additionally, she is a member of the boards of directors of Learn CW Investment Corp (NYSE: LCW), an education technology SPAC; commercial real estate finance company Walker & Dunlop (NYSE: WD); and social network for military and veterans company Rallypoint. From 2015 to 2020, she also served on the board of education technology company Instructure (NYSE: INST). From 2003 to 2012, Dr. Levy spent nearly a decade working with LinkedIn, including as Vice President of Corporate Development & Strategy and a member of the executive team following her original role as an advisory board member when the company was first founded. Over her career, Dr. Levy has held formal roles in venture capital (Softbank Venture Capital; NeoCarta Ventures; Draper Fisher Jurvetson), startups (WhoWhere, bought by Lycos; Softbook Press, bought by Gemstar TVGuide; LinkedIn, bought by Microsoft), technology think tanks (Interval Research), large corporations (Apple Computer; PriceWaterhouse Coopers), and universities (Harvard; Stanford; Arizona State University). Dr. Levy has a B.A. from the University of Michigan and an M.A. & Ph.D. in Cognitive Psychology from Stanford University. Dr. Levy was selected to serve on our board due to her experience in the technology industry.

Carl Allegretti has served as a director since August 2, 2021. Mr. Allegretti has been the President of Arbor Investments since March 2020. From 2002 to 2020, he was Managing Partner of Deloitte’s Chicago Office. Mr. Allegretti worked with Deloitte leadership to successfully lead the Chicago tax practice of Arthur Andersen, where he began his professional career in 1983, to Deloitte in 2002. While at Deloitte, Mr. Allegretti also served as Chairman and CEO of Deloitte Tax LLP, led the tax practice for the Canadian member firm of Deloitte Touche Tohmatsu Limited (DTTL), led Deloitte’s Global Private Practice, was Vice Chair of the US Board of Directors and was a member of Deloitte’s Global Board of Directors. Mr. Allegretti serves on the board of the National Football Foundation. Mr. Allegretti also serves as Chair of the Audit Committee of the Ann and Robert H. Lurie Children’s Hospital of Chicago and the Co-Chair of the After School Matters Advisory Board, and he was the former Chair of Illinois Special Olympics. Mr. Allegretti received his bachelor’s degree in Accounting from Butler University in Indiana. Mr. Allegretti is a member of the American Institute of Certified Public Accountants and is a certified CPA in Illinois and Indiana. Pursuant to an agreement with our sponsor, a trust established for the benefit of the heirs of Gregory J. Purcell and a member of our sponsor, was entitled to nominate two directors for appointment to our board in connection with the closing of our initial public offering, which nominees were Carl Allegretti and John MacCarthy. Mr. Purcell is the founder and Chief Executive Officer of Arbor Investments. Mr. Allegretti was selected to serve on our board due to his decades of business experience.

Number and Terms of Office of Officers and Directors

Our board of directors consists of nine members. Prior to our initial business combination, holders of our founder shares have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares do not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by approval of a majority of at least 90% of the shares of our Class B common stock. Each of our directors holds office for a two-year term. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our common stock (or, prior to our initial business combination, holders of our founder shares).

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

Committees of the Board of Directors

Pursuant to Nasdaq listing rules we have established two standing committees: an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act and a compensation committee, each comprised of independent directors.

Audit Committee

Curtis Feeny, George Hornig and Christie Hefner serve as members of the audit committee. George Hornig serves as chair of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that each member qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

•

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

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

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (our “Code of Ethics”). A copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation.

None of our directors or officers have received any cash compensation for services rendered to us. Our sponsor has issued units in our sponsor for service as directors to each of our non-employee directors representing indirect interests in 151,721 founder shares in the case of each of our Co-Chairs, 97,534 founder shares in the case of each of our independent non-employee directors and 113,791 founder shares in the case of each of our other non-employee directors. Units in our sponsor issued to our President and Chief Financial Officer also represent indirect interests in 205,906 founder shares. Each of our directors and executive officers are members of our sponsor and have indirect economic interests in the founder shares and private placement warrants. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Our sponsor, directors and officers, or any of their respective affiliates, are also reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that are made by us to our sponsor, directors and officers or any of their affiliates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 3, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our directors, officers and director nominees that beneficially owns common stock; and

•	all our directors, officers and director nominees as a group.

In the table below, percentage ownership is based on 31,250,000 shares of our common stock issued and outstanding as of March 3, 2023, consisting of (i) 25,000,000 shares of our Class A common stock and (ii) 6,250,000 shares of our Class B common stock. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
Healthwell Acquisition Corp. I Sponsor LLC (our sponsor)(3)	—	—	6,250,000	100%	20.0%
Alyssa Rapp(3)(4)	—	—	6,250,000	100%	20.0%
John MacCarthy(3)(4)	—	—	6,250,000	100%	20.0%
Tracy Wan(4)	—	—	—	—	—
George Hornig(4)	—	—	—	—	—
Curtis Feeny(4)	—	—	—	—	—
Carl Allegretti(4)	—	—	—	—	—
Christie Hefner(4)	—	—	—	—	—
Ellen Levy(4)	—	—	—	—	—
Matt Wandoloski(4)	—	—	—	—	—
All directors and officers as a group (9 persons)(3)(4)	—	—	6,250,000	100%	20.0%
Other 5% Holders
Entities affiliated with Atalaya Capital Management LP and Corbin Capital Partners GP, LLC(4)(5)	2,400,000	9.6%	—	—	7.7%
Castle Creek Arbitrage, LLC(4)(6)	2,394,984	9.6%	—	—	7.7%
Magnetar Financial LLC(4)(7)	2,370,900	9.5%	—	—	7.6%
Apollo Management Holdings GP, LLC(4)(8)	2,328,240	9.3%	—	—	7.5%
Shaolin Capital Management LLC(4)(9)	2,000,000	8.0%	—	—	6.4%
Radcliffe Capital Management, L.P.(4)(10)	1,830,762	7.3%	—	—	5.9%
PEAK6 Capital Management LLC(4)(11)	1,582,080	6.3%	—	—	5.1%
Cantor Fitzgerald Securities(12)	1,263,438	5.1%	—	—	4.0%

(1)	Unless otherwise noted, the business address of each of the following is 1001 Green Bay Rd, #227., Winnetka, IL 60093.

(2)

Interests shown consist of founder shares, classified as Class B common stock. Such common stock will automatically convert into shares of Class A common stock upon the consummation of a business combination on a one-for-one basis, subject to adjustment.

(3)

Our sponsor is the record holder of the Class B common stock reported herein. Our sponsor is managed by Alyssa J. Rapp and John L. MacCarthy as Managers, in each case acting by unanimous consent. Each of Ms. Rapp and Mr. MacCarthy may be deemed to beneficially own the shares of Class B common stock held by the sponsor. Each of Ms. Rapp and Mr. MacCarthy disclaims beneficial ownership of the reported shares of Class B common stock except to the extent of their respective pecuniary interests therein.

(4)

Excludes interests held in Healthwell Acquisition Corp I Sponsor LLC representing indirect interests in Class B common stock over which such persons do not have voting or dispositive power. Our directors and officers hold interests in our sponsor representing in aggregate an economic interest in 2,046,515 shares of Class B common stock. Certain Anchor Investors also hold interests in our sponsor representing economic interest in Class B common stock. Other than Ms. Rapp and Mr. MacCarthy, none of our officers or directors shares beneficial ownership over the securities held by our sponsor.

(5)

According to a Schedule 13G/A filed with the SEC on December 14, 2021, a group, which include entities affiliated with Atalaya Capital Management L.P. (“ACM”) and Corbin Capital Partners GP LLC (“Corbin GP”), may be deemed to beneficially own 2,400,000 shares of Class A common stock. ACM may be deemed the beneficial owner of 1,477,680 shares of Class A common stock, which amount includes (i) the 535,368 shares of Class A common stock beneficially owned by Atalaya Special Purpose Investment Fund II LP (“ASPIF II”), and (ii) the 942,312 shares of Class A common stock beneficially owned by ACM Alameda Special Purpose Investment Fund II LP (“Alameda”). Each of Corbin GP and Corbin Capital Partners, L.P. (“CCP”) may be deemed the beneficial owner of 922,320 shares of Class A common stock, which amount includes (i) the 599,508 shares of Class A common stock beneficially owned by Corbin ERISA Opportunity Fund, Ltd. (“CEOF”) and (ii) the 322,812 shares of Class A common stock beneficially owned by Corbin Opportunity Fund, L.P (“COF”). The business address of each of ASPIF II, Alameda and ACM is One Rockefeller Plaza, 32nd Floor, New York, NY 10020. The business address of each of CEOF, COF, Corbin GP and CCP is 590 Madison Avenue, 31st Floor, New York, NY 10022.

(6)

According to a Schedule 13G/A filed with the SEC on February 13, 2023, Castle Creek Arbitrage, LLC (“Castle Creek”) serves as a registered investment adviser whose clients are CC Arb West, LLC, Castle Creek SPAC Fund, LLC and CC Arbitrage, Ltd. Mr. Weine is the managing member of Castle Creek. By virtue of these relationships, each of Castle Creek and Mr. Weine may be deemed to beneficially own the 913,686 shares of Class A common stock directly held by CC ARB West, LLC, the 1,130,432 shares of Class A common stock directly held by Castle Creek SPAC Fund, LLC and the 350,866 shares of Class A common stock directly held by CC Arbitrage, Ltd. The business address of each such reporting person is 111 W. Beaver Creek Blvd PO Box 3500 Avon, CO 81620.

(7)

According to a Schedule 13G/A filed on February 2, 2023, Magnetar Financial LLC (“Magnetar Financial”) Financial serves as the investment adviser to Magnetar Constellation Fund II, Ltd (“Constellation Fund II”), Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Systematic Multi-Strategy Master Fund Ltd (“Systematic Master Fund”), Magnetar Capital Master Fund Ltd (“Master Fund”), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Purpose Alternative Credit Fund Ltd (“Purpose Fund”) and Magnetar SC Fund Ltd (“SC Fund”), all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP (“Structured Credit Fund”), a Delaware limited partnership; Magnetar Lake Credit Fund LLC (“Lake Credit Fund”), Purpose Alternative Credit Fund - T LLC (“Purpose Fund – T”), Delaware limited liability companies; collectively (the “Magnetar Funds”). As such, Magnetar Financial exercises voting and investment power over the Common Stock held for the Magnetar Funds’ accounts. Magnetar Capital Partners LP (“Magnetar Capital Partners”) serves as the sole member and parent holding company of Magnetar Financial. Supernova Management LLC (“Supernova Management”) is the general partner of Magnetar Capital Partners. The manager of Supernova Management is David J. Snyderman. As of December 31, 2022, each of Magnetar Financial, Magnetar Capital Partners, Supernova Management and Mr. Snyderman held 2,370,900 shares of Class A common stock. The amount consists of (A) 251,492 shares held for the account of Constellation Fund II; (B) 779,400 shares held for the account of Constellation Master Fund; (C) 63,400 shares held for the account of Systematic Master Fund; (D) 41,800 shares held for the account of Master Fund; (E) 249,228 shares held for the account of Lake Credit Fund; (F) 308,134 shares held for the account of Xing He Master Fund; (G) 142,740 shares held for the account of Purpose Fund; (H) 199,382 shares held for the account of SC Fund; (I) 285,478 shares held for the account of Structured Credit Fund; and (J) 49,846 shares held of the account of Purpose Fund —T. The business address of each such reporting person is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(8)

According to a Schedule 13G/A filed with the SEC on February 14, 2023, Apollo SPAC Fund I, L.P. (“SPAC Fund I”) holds 1,440,000 shares of Class A common stock, Apollo Atlas Master Fund, LLC (“Atlas”) holds 37,440 shares of Class A common stock, Apollo PPF Credit Strategies, LLC (“PPF Credit Strategies”) holds 71,460 shares of Class A common stock and Apollo Credit Strategies Master Fund Ltd. (“Credit Strategies”) holds 779,340 shares of Class A common stock. Apollo Atlas Management, LLC (“Atlas Management”) serves as the investment manager of Atlas. Credit Strategies is the sole member of PPF Credit Strategies. Apollo ST Fund Management LLC (“ST Management”) serves as the investment manager for Credit Strategies. Apollo ST Operating LP (“ST Operating”) is the sole member of ST Management. The general partner of ST Operating is Apollo ST Capital LLC (“ST Capital”). ST Management Holdings, LLC (“ST Management Holdings”) is the sole member of ST Capital. Apollo SPAC Management I, L.P. (“SPAC Management I”) serves as the investment manager for SPAC Fund I. The general partner of SPAC Management I is Apollo SPAC Management I GP, LLC (“SPAC Management I GP”). Apollo Capital Management, L.P. (“Capital Management”) serves as the sole member of Atlas Management and SPAC Management I GP, and as the sole member and manager of ST Management Holdings. Apollo Capital Management GP, LLC (“Capital Management GP”) serves as the general partner of Capital Management. Apollo Management Holdings, L.P. (“Management Holdings”) serves as the sole member and manager of Capital Management GP, and Apollo Management Holdings GP, LLC (“Management Holdings GP”) serves as the general partner of Management Holdings. As such, each of Atlas and Atlas Management may be deemed a beneficial owner of the 37,440 shares; PPF Credit Strategies may be deemed the beneficial owner of 71,460 shares; each of Credit Strategies, ST Management, ST Operating, ST Capital and ST Management Holdings may be deemed a beneficial owner of 779,340 shares; each of SPAC Fund I, SPAC Management I and SPAC Management I GP may be deemed a beneficial owner of 1,440,000 shares; and each of Capital Management, Capital Management GP, Management Holdings and Management Holdings GP may be deemed a beneficial owner of 2,328,240 shares. The business address of each of Atlas, PPF Credit Strategies and SPAC Fund I is One Manhattanville Road, Suite 201, Purchase, New York 10577. The principal office of Credit Strategies is c/o Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman, KY-9008, Cayman Islands. The principal office of each of Atlas Management, ST Management, ST Operating, ST Capital, ST Management Holdings, SPAC Management I, SPAC Management I GP, Capital Management, Capital Management GP, Management Holdings, and Management Holdings GP is 9 W. 57th Street, 43rd Floor, New York, New York 10019.

(9)

According to a Schedule 13G filed with the SEC on February 14, 2023, Shaolin Capital Management LLC (“Shaolin”) beneficially owns 2,000,000 shares of Class A common stock and has sole voting and dispositive power over such shares. The business address of Shaolin is 230 NW 24th Street, Suite 603, Miami, FL 33127.

(10)

According to a Schedule 13G/A filed with the SEC on February 14, 2022, each of Radcliffe Capital Management, L.P., RGC Management Company, LL, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P. and Radcliffe SPAC GP, LLC beneficially own 1,830,762 shares of Class A common stock and share voting and dispositive power over such shares. The business address of each such reporting person is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

(11)

According to a Schedule 13G filed with the SEC on February 10, 2023, each of PEAK6 Capital Management LLC, PEAK6 Group LLC, PEAK6 Investments LLC, PEAK6 LLC, Matthew Hulsizer and Jennifer Just beneficially own 1,582,080 shares of Class A common stock and share voting and dispositive power over such shares. The business address of each such reporting person is 141 W. Jackson Blvd, Suite 500, Chicago, IL 60604.

(12)

According to a Schedule 13G filed on November 8, 2022, Cantor Fitzgerald Securities (“CFS”) is the record holder of an aggregate of 1,263,438 shares of Class A common stock. CF Group Management, Inc. (“CFGM”) is the managing general partner of Cantor Fitzgerald, L.P. (“Cantor”) and directly or indirectly controls the managing general partner of CFS. Mr. Lutnick is Chairman and Chief Executive of CFGM and trustee of CFGM’s sole stockholder. Cantor, indirectly, holds a majority of the ownership interests of CFS. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the securities directly held by CFS. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly, or indirectly. The business address of each such reporting person is 110 East 59th Street, New York, New York 10022.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Founder Shares

On February 10, 2021, our sponsor paid $25,000 in consideration for 7,187,500 founder shares. The founder shares included an aggregate of up to 937,500 shares subject to forfeiture by our sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that our sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after our initial public offering (assuming our sponsor did not purchase any public shares in our initial public offering). On September 11, 2021, the over-allotment option expired. As a result, our sponsor forfeited 937,500 founder shares, resulting in 6,250,000 founder shares outstanding.

A total of twelve anchor investors (the “Anchor Investors,” representing both the Original Anchor Investors and the Additional Anchor Investors as defined below) purchased units in our initial public offering. Nine Anchor Investors each purchased 2,400,000 units at the offering price of $10.00 per unit and three Anchor Investors each purchased 1,200,000 units at the offering price of $10.00 per unit. With respect to such units, the Anchor Investors have not been granted any stockholder or other rights in addition to those afforded to the other public stockholders.

Our three Original Anchor Investors entered into separate subscription agreements in February 2021 with our sponsor for indirect interests in 1,000,000 founder shares held by our sponsor for a nominal amount. Certain interests in founder shares were granted to the Original Anchor Investors subject to a performance condition (i.e., if any Anchor Investor transfers the units purchased in our initial public offering (or the Class A common stock underlying such units) prior to the closing of an initial business combination (other than to its affiliates or such other parties that are approved in advance in writing by our sponsor) or it elects to redeem any of the Class A common stock purchased in our initial public offering) and must be returned to our sponsor if performance conditions are not met.

The nine Additional Anchor Investors entered into separate subscription agreements in July 2021 with our sponsor for indirect interests in the founder shares held by our sponsor. The Additional Anchor Investors purchased interests representing an aggregate of 1,125,000 founder shares at a purchase price of $0.004 per share, or $3,938 in the aggregate. Further, the Additional Anchor Investors are not required to (i) hold any units, shares of Class A common stock or warrants they may purchase for any amount of time, (ii) vote any shares of Class A common stock they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The Anchor Investors will have the same rights to the funds held in the trust account with respect to the shares of Class A common stock underlying the units they may purchase as the rights afforded to the other public stockholders.

Private Placement Warrants

Simultaneously with the closing of our initial public offering, our sponsor purchased an aggregate of 7,700,000 private placement warrants at a price of $1.00 per warrant in the private placement, generating gross proceeds of $7,700,000. Each private placement warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants were added to the net proceeds from our initial public offering held in the trust account. If we do not complete an initial business combination by August 5, 2023, the proceeds from the sale of the private placement warrants deposited in the trust account will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the private placement warrants will expire worthless. The private placement warrants (including the shares of Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of our initial business combination.

Promissory Note and Other Related Party Loans

On February 10, 2021, the Company issued an unsecured promissory note to our sponsor, pursuant to which the Company received proceeds of $350,000 to cover expenses related to our initial public offering. The Promissory Note was non-interest bearing and was payable on the earlier of June 30, 2022 or the completion of our initial public offering. The outstanding balance under the Promissory Note of $350,000 was repaid at the closing of our initial public offering on August 5, 2021.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver of any and all rights to seek access to funds in our trust account.

Forward Purchase Agreement

We have entered into a forward purchase agreement with Peterson Partners, a member of our sponsor, pursuant to which Peterson Partners has subscribed to purchase from us 4,000,000 units, with each unit consisting of one forward purchase share, and one-half of one forward purchase warrant, for $10.00 per unit, or an aggregate amount of up to $40.0 million, in a private placement that will close concurrently with the closing of our initial business combination. Peterson Partners’ commitment under the forward purchase agreement is subject to, among other conditions, the approval of its investment committee to purchase the units no later than five business days after we notify them of our intention to enter into a definitive agreement for a proposed business combination. The forward purchase shares will be identical to the shares of Class A common stock included in the units sold in our initial public offering, except that they will be subject to certain transfer restrictions as described below, and the forward purchase warrants will be identical to the private placement warrants. In connection with the forward purchase agreement, our sponsor issued Peterson Partners interests in our sponsor representing an indirect economic interest in approximately 4% of our Class B common stock. Peterson Partners has the right to nominate to our board one director, as described below. Upon consummation of our initial public offering, Peterson Partners nominated Curtis Feeny to our board.

In addition, Peterson Partners has agreed with us that, until the earlier of (i) the twelve (12) month anniversary after the closing of our initial business combination, (ii) the date following our initial business combination closing on which the Company completes a liquidation, merger, share exchange or similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property, (iii) the date that any lock-up or vesting restrictions applicable to our sponsor and its permitted transferees with respect to the founder shares expires or lapses, and (iv) the date that any lock-up restrictions applicable to any other forward purchaser (if any) expires or lapse, without the prior written consent of the Company, it will not (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act, and the rules and regulations of the SEC promulgated thereunder, with respect to the forward purchase lock-up securities owned by it, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any forward purchase lock-up securities owned by it, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise, or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii).

Public Relations Service

Daniel J. Edelman Inc. provides public relation services to the Company relating to finding a suitable target for the initial business combination. George Hornig, who serves as Co-Chair of our board, is also a director of Daniel J. Edelman Holdings Inc., the parent company of Daniel J. Edelman Inc. For the year ended December 31, 2022, we did not incur any expenses in relation to such services. For the period from February 2, 2021 (inception) through December 31, 2021, we incurred $46,811 in expenses related to such services.

Directors and Officers

If any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Our sponsor, directors and officers, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that are made to our sponsor, directors, officers or our or any of their affiliates and determines which expenses and the amount of expenses that are to be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

After our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of an annual meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship that, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that George Hornig, Curtis Feeny, Matt Wandoloski, Ellen Levy, Christie Hefner are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled approximately $78,590 and $34,505, respectively. The aggregate fees of Marcum related to audit services in connection with our initial public offering totaled approximately $63,860 during 2021. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021 we did not pay Marcum any audit-related fees.

Tax Fees

We did not pay Marcum for tax services, planning or advice for the years ended December 31, 2022 and 2021.

All Other Fees

We did not pay Marcum for any other services for the years ended December 31, 2022 and 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB # 688)	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary.

Not applicable.

HEALTHWELL ACQUISITION CORP. I
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB # 688)	F-2

Balance Sheets as of December 31, 2022 and 2021	F-3

Statements of Operations for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021	F-4

Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021	F-5

Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Healthwell Acquisition Corp. I
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Healthwell Acquisition Corp. I (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and the period from February 2, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from February 2, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
E
xplanatory Paragraph
– Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital are not sufficient to meet its obligations and sustain its operations, which is considered to be one year from the issuance date of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Marcum LLP
We have served as the Company’s auditor since 2021.
Hartford, CT
March 3, 202
3

HEALTHWELL ACQUISITION CORP. I
BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$137,752	$749,256
Prepaid expenses	330,178	489,708

Total current assets	467,930	1,238,964
Prepaid expenses – noncurrent	—	265,999
Investments held in Trust Account	253,668,826	250,036,950

Total Assets	$254,136,756	$251,541,913

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$5,100	$12,475
Accrued expenses	475,928	82,947
Income tax payable	393,497	—
Franchise tax payable	53,733	182,466

Total current liabilities	928,258	277,888
Warrant liabilities	1,616,000	11,918,000
Derivative liability – forward purchase agreemen t	484,000	16,000
Deferred underwriting fee payable	8,750,000	8,750,000
Deferred tax liability	365,381	—

Total Liabilities	12,143,639	20,961,888
Commitments and Contingencies (Note 6)
Class A common stock, subject to possible redemption, $0.0001 par value; 25,000,000 shares at redemption value	252,755,071	250,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,250,000 shares issued and outstanding	625	625
Additional paid-in capital	—	—
Accumulated deficit	(10,762,579)	(19,420,600)

Total stockholders’ deficit	(10,761,954)	(19,419,975)

Total Liabilities and Stockholders’ Deficit	$254,136,756	$251,541,913

The accompanying notes are an integral part of these financial statements.

HEALTHWELL ACQUISITION CORP. I
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2022	For the period from February 2, 2021 (inception) through December 31, 2021
Operating and formation costs	$1,423,490	$552,633
Franchise tax expense	200,800	182,466

Loss from operations	(1,624,290)	(735,099)
Expensed offering costs	—	(1,020,874)
Unrealized gains on investments held in Trust Account	1,721,085	18,824
Realized gains on investments held in Trust Account	2,241,175	18,126
Loss on change in fair value of derivative liability – forward purchase agreemen t	(468,000)	(456,000)
Gain on change in fair value of warrant liabilities	10,302,000	6,666,000

Income before income taxes	12,171,970	4,490,977
Income tax expense	(758,878)	—

Net income	$11,413,092	$4,490,977

Basic and diluted weighted average shares outstanding, Class A common stock	25,000,000	11,144,578

Basic and diluted net income per share, Class A common stock	$0.37	$0.26

Basic and diluted weighted average shares outstanding, Class B common stock	6,250,000	6,099,398

Basic and diluted net income per share, Class B common stock	$0.37	$0.26

The accompanying notes are an integral part of these fin
anc
ial statements.

HEALTHWELL ACQUISITION CORP. I
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	6,250,000	$625	$—	$(19,420,600)	$(19,419,975)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(2,755,071)	(2,755,071)
Net income	—	—	—	—	—	11,413,092	11,413,092

Balance at December 31, 2022	—	$—	6,250,000	$625	$—	$(10,762,579)	$(10,761,954)

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at February 2, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	616,000	—	616,000
Record fair value of initial derivative asset – forward purchase agreement	—	—	—	—	440,000	—	440,000
Fair value of Founders Shares transferred to Anchor Investors	—	—	—	—	7,207,313	—	7,207,313
Forfeiture of Class B common stock	—	—	(937,500)	(94)	—	94	—
Remeasurement of Class A common stock subject to redemption to redemption amount	—	—	—	—	(8,287,594)	(23,911,671)	(32,199,265)
Net income	—	—	—	—	—	4,490,977	4,490,977

Balance at December 31, 2021	—	$—	6,250,000	$625	$—	$(19,420,600)	$(19,419,975)

The accompanying notes are an integral part of these financial statements.

HEALTHWELL ACQUISITION CORP. I
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the period from February 2, 2021 (inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income	$11,413,092	$4,490,977
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	—	1,020,874
Unrealized gain on investments held in Trust Account	(1,721,085)	(18,824)
Realized gain on investments held in Trust Account	(2,241,175)	(18,126)
Loss on change in fair value of derivative liability – forward purchase agreement	468,000	456,000
Gain on change in fair value of warrant liabilities	(10,302,000)	(6,666,000)
Deferred tax expense	365,381	—
Changes in operating assets and liabilities:
Prepaid expenses	425,529	(755,707)
Accounts payable	(7,375)	12,475
Accrued expenses	392,981	82,947
Income tax payable	393,497	—
Franchise tax payable	(128,733)	182,466

Net cash used in operating activities	(941,888)	(1,212,918)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(250,000,000)
Proceeds from Trust Account to pay taxes	330,384	—

Net cash provided by (used) in investing activities	330,384	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from issuance of promissory note to related party	—	350,000
Repayment of promissory note	—	(350,000)
Proceeds from initial public offering, net of underwriter’s discount paid	—	245,000,000
Proceeds from sale of private placement warrants	—	7,700,000
Offering costs paid	—	(762,826)

Net cash provided by financing activities	—	251,962,174

Net change in cash	(611,504)	749,256
Cash – beginning of period	749,256	—

Cash – end of period	$137,752	$749,256

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting fee payable	$—	$8,750,000

Initial classification of derivative asset – forward purchase agreement	$—	$440,000

Remeasurement of Class A common stock subject to possible redemption to redemption value	$2,755,071	$32,199,265

Fair value of Founders Shares transferred to Anchor Investors	$—	$7,207,313

Forfeiture of Class B common stock	$—	$94

The accompanying notes are an integral
part
of these financial statements.

HEALTHWELL ACQUISITION CORP. I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN
Healthwell Acquisition Corp. I (the “Company”) is a blank check company incorporated in Delaware on February 2, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of December 31, 2022, the Company had not commenced any operations. All activity for the year ended December 31, 2022 relates to the Company’s formation, its initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, its search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income or gains on investments on the cash and investments held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below).
The registration statement for the Company’s Initial Public Offering was declared effective on August 2, 2021. On August 5, 2021, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000 (see Note 3).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,700,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Healthwell Acquisition Corp. I Sponsor LLC (the “Sponsor”), generating gross proceeds of $7,700,000 (see Note 4).
Transaction costs amounted to $21,720,139, consisting of $5,000,000 of underwriting fees, $8,750,000 of deferred underwriting fees, $7,207,313 of non-cash
anchor investor offering costs and $762,826 of other offering costs.
Following the closing of the Initial Public Offering on August 5, 2021, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with maturities of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule
2a-7
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

HEALTHWELL ACQUISITION CORP. I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under applicable law or stock exchange listing requirement. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480,
Distinguishing Liabilities from Equity
(“ASC 480”).
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. In such case, pursuant to the terms of a letter agreement entered into with the Company, the initial stockholders have agreed (and their permitted transferees will agree) to vote their Founder Shares (as defined in Note 5) and any Public Shares held by them in favor of an initial Business Combination. The Company expects that at the time of any stockholder vote relating to an initial Business Combination, the initial stockholders and their permitted transferees will own at least 20% of the issued and outstanding common stock entitled to vote thereon. The directors and officers also have agreed to vote in favor of an initial Business Combination with respect to any Public Shares acquired by them. These voting thresholds, and the voting agreements of the initial stockholders, may make it more likely that the Company will consummate a Business Combination. Each public stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.
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

HEALTHWELL ACQUISITION CORP. I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

The Company will have until August 5, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors (the “Board”), dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay the taxes except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such obligations.
Going Concern and Liquidity
As of December 31, 2022, the Company had $137,752 in cash held outside of the Trust Account and
a
working capital
deficit
of $460,328. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of December 31, 2022, will not be sufficient to allow the Company to operate until August 5, 2023, the date at which the Company must complete a Business Combination. While the Company expects to have sufficient access to additional sources of capital under Working Capital Loans (as defined in Note 5), or from third parties, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a Business Combination is not consummated by August 5, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these financial statements are issued.

HEALTHWELL ACQUISITION CORP. I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

Management plans to address this uncertainty through a Business Combination as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
1
% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because the Company is a Delaware corporation, it will be a “covered corporation” within the meaning of the IR Act, and while not free from doubt, it is possible that, unless an exemption is available, the Company (or any post-combination company) will be subject to the Excise Tax as a result of any redemptions by the Company of its common stock that occurs after December 31, 2022, including redemptions in connection with an initial Business Combination. Whether and to what extent the Company would be subject to the Excise Tax in connection with a Business Combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the U.S. Treasury. In addition, because the Excise Tax would be payable by the Company, and not by the redeeming stockholder, the mechanics of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the per-share
amount that the public stockholder would otherwise be entitled to receive or reduce the cash available on hand to complete a Business Combination. This may make a transaction with the Company less appealing to potential Business Combination targets, and thus, potentially hinder the Company’s ability to enter into and consummate an initial Business Combination, particularly an initial Business Combination in which substantial PIPE or other equity issuances are not contemplated.

HEALTHWELL ACQUISITION CORP. I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. The Company has elected to implement the aforementioned exemptions.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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

HEALTHWELL ACQUISITION CORP. I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021.
Investments Held in Trust Account
At December 31, 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on investments held in Trust Account in the accompanying statements of operations. Interest and dividend income on these securities is included in interest and dividend income on investments held in Trust Account in the accompanying statements of operations. At December 31, 2022, the assets held in the Trust Account were $253,668,826. For the year ended December 31, 2022, $330,384 of income was released from the Trust Account for the payment of taxes.
Warrant Liabilities
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815,
Derivatives and Hedging
(“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statement of operations. As of December 31, 2022, the Company estimated the fair value of the warrant derivative liabilities to be $1,616,000. See Note 10 for additional information related to fair value measurements.
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in
capital and accumulated deficit. The redemption value of the redeemable common stock as of December 31, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected tax obligations plus up to $100,000 to pay dissolution expenses (see Note 1). As such, the Company recorded an increase in the carrying amount of the redeemable common stock of $2,755,071 during the year ended December 31, 2022. The carrying value of the Class A common stock subject to redemption represents the redemption value as of December 31, 2022. The actual redemption value will be net of the Company’s tax obligations and dissolution expenses as of the date of redemption.

HEALTHWELL ACQUISITION CORP. I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

As of December 31, 2022, the Class A common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	250,000,000
Less:
Proceeds allocated to Public Warrants	(11,500,000)
Issuance costs allocated to Class A common stock	(20,699,265)
Plus:
Remeasurement of carrying value to redemption value	32,199,265

Class A common stock subject to possible redemption at December 31, 2021	250,000,000
Remeasurement of carrying value to redemption value	2,755,071

Class A common stock subject to possible redemption at December 31, 2022	$252,755,071

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of ASC Topic 340,
Other Assets and Deferred Costs
and SEC Staff Accounting Bulletin Topic 5A -
Expenses of Offering
. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $21,720,139 as a result of the Initial Public Offering (consisting of a $5,000,000 underwriting discount, $8,750,000 of deferred underwriting fees (as defined in Note 6), $7,207,313 of anchor investor offering costs, and $762,826 of other offering costs). The Company recorded $20,699,265 of offering costs as a reduction of equity in connection with the Class A common stock included in the Units. The Company immediately expensed $1,020,874 of offering costs in connection with the Public Warrants (as defined in Note 3) and Private Placement Warrants that were classified as liabilities.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. Derivative instruments are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
The Forward Purchase Agreement (as defined in Note 7) is accounted for as a derivative instrument in accordance with ASC 815 and is presented as a derivative forward purchase agreement liability on the balance sheet. The Forward Purchase Agreement was measured at fair value at the Initial Public Offering and on a recurring basis, with subsequent changes in fair value to be recorded in the statement of operations. As of December 31, 2022, the Company estimated the fair value of the derivative liability related to its Forward Purchase Agreement to be $484,000. See Note 10 for additional information related to fair value measurements.

HEALTHWELL ACQUISITION CORP. I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
See Note 9 for additional information on income taxes for the periods presented.
Net Income Per Share of Common Stock
Net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net income per share as the redemption value approximates fair value. Therefore, the net income per share calculation allocates income and losses shared pro rata between Class A and Class B common stock. As a result, the calculated net income per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,200,000 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per share is the same as basic net income per share for the periods presented.
The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the year ended December 31, 2022		For the period from February 2, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$9,130,474	$2,282,618	$2,902,465	$1,588,512

Denominator:
Basic and diluted weighted average shares outstanding (1)	25,000,000	6,250,000	11,144,578	6,099,398
Basic and diluted net income per share	$0.37	$0.37	$0.26	$0.26

(1)
For the period from February 2, 2021 (inception) through December 31, 2021 weighted average shares were reduced for the effect of an aggregate of 937,500 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). On September 11, 2021, the over-allotment option expired and 937,500 shares of Class B common stock were forfeited.

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
DECEMBER 31, 2022

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
NOTE 3. INITIAL PUBLIC OFFERING
The registration statement for the Initial Public Offering was declared effective on August 2, 2021. On August 5, 2021, the Company completed the Initial Public Offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. Each Unit consisted of one share of Class A common stock and one-half
of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).
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

HEALTHWELL ACQUISITION CORP. I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On February 10, 2021, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 7,187,500 Class B common stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 937,500 Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (see Note 5).
On September 11, 2021, the underwriters’ over-allotment option expired. As a result, 937,500 shares of Class B common stock were forfeited (see Note 8).
The Sponsor has agreed that, subject to certain limited exceptions, the Founder Shares will not be transferred, assigned, sold until the earlier of (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination or (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their common stock for cash, securities or other property.
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
Three anchor investors (the “Original Anchor Investors”) entered into separate subscription agreements in February 2021 with the Sponsor for indirect interests in the Founder Shares held by the Sponsor for a nominal amount. Certain interests in Founder Shares were granted to the Original Anchor

Investors subject to a performance condition (i.e., if any Anchor Investor transfers the Units purchased in the Initial Public Offering (or the Class A common stock underlying such Units) prior to the closing of an initial Business Combination (other than to its affiliates or such other parties that are approved in advance in writing by the Sponsor) or it elects to redeem any of the Class A common stock purchased in the Initial Public Offering) and must be returned to the Sponsor if performance conditions are not met. Compensation expense related to these interests will be recognized only when the performance condition is probable of occurrence under ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). As of December 31, 2022, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date satisfaction of the performance obligation is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Share interests. The fair value of these interests in the Founder Shares sold to the Original Anchor Investors was estimated at $1,796,901 or approximately $4.09 per share.
The other nine anchor investors (the “Additional Anchor Investors”) entered into separate subscription agreements in July 2021 with the Sponsor for indirect interests in the Founder Shares held by the Sponsor. The Additional Anchor Investors purchased interests representing an aggregate of 1,125,000 Founder Shares at a purchase price of $0.004 per share or $3,938 in the aggregate. Further, the Additional Anchor Investors are not required to (i) hold any Units, shares of Class A common stock or warrants they may purchase in the Initial Public Offering or thereafter for any amount of time, (ii) vote any shares of Class A common stock they may own at the applicable time in favor of the Business Combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of the Business Combination. The Anchor Investors will have the same rights to the funds held in the Trust Account with respect to the shares of Class A common stock underlying the Units they may purchase in the Initial Public Offering as the rights afforded to the other public stockholders.

HEALTHWELL ACQUISITION CORP. I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
On February 24, 2021, the Sponsor granted units in the Sponsor to certain of the Company’s directors, executive officers, and other advisors representing indirect interests in the Founder Shares for no cash consideration. These awards are subject to ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The indirect interests in the Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the indirect interests in the Founder Shares are recognized only when the performance condition is probable of occurrence. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of indirect interests in the Founder Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified).
The total number of indirect interests in the Founder Shares granted were 1,404,532 shares with a grant date fair value consistent with that of the Original Anchor Investors.
Promissory Note - Related Party
On February 10, 2021, the Company issued an unsecured promissory note, as amended on July 6, 2021, to the Sponsor (the “Promissory Note”), pursuant to which the Company received proceeds of $350,000 to cover expenses related to the Initial Public Offering. The Promissory Note was
non-interest
bearing and was payable on the earlier of (i) June 30, 2022 or (ii) the completion of the Initial Public Offering. On August 5, 2021, the Company repaid the outstanding balance under the Promissory Note. The Company no longer has the ability to borrow under the Promissory Note.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. There was no outstanding balance of Working Capital Loans as of December 31, 2022.

HEALTHWELL ACQUISITION CORP. I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

Public Relation Services
Daniel J. Edelman Inc. provides public relation services to the Company relating to finding a suitable target for the initial Business Combination. George Hornig who serves as
Co-Chair
of the Board, is also a director of Daniel J. Edelman Holdings Inc., the parent company of Daniel J. Edelman Inc. For the year ended December 31, 2022, the Company did not incur any expenses in relation to the services described above. For the period from February 2, 2021 (inception) through December 31, 2021, the Company incurred $46,811 in expenses related to the services described above of which $
44,558
was paid during the period from February 2, 2021 (inception) through December 31, 2021. $2,253 is included in accounts payable in the accompanying balance sheet as of December 31, 2021, which was paid off during the year ended December 31, 2022.
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
NOTE 7. WARRANTS
As of December 31, 2022, there were 7,700,000 Private Placement Warrants and 12,500,000 Public Warrants outstanding.
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

HEALTHWELL ACQUISITION CORP. I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

•
if, and only if, the reported last reported sale price of the Class A common stock for any 20 trading days within a
30-trading
day period ending three business days before the Company sends the notice of redemption to the warrant holders equals or exceeds $18.00 per share.

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

HEALTHWELL ACQUISITION CORP. I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

In addition, if (x) the Company issue additional common stock or equity-linked securities for capital raising purposes in connection with the closing of an initial Business Combination (excluding any Forward Purchase Securities (as defined below)) at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an Business Combination on the date of the completion of an initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummate an initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described below under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” and “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 100% and 180%, respectively, of the higher of the Market Value and the Newly Issued Price.
The Private Placement Warrants are identical to the Public Warrants except that, so long as they are held by the Sponsor or its permitted transferees: (1) they will not be redeemable (except as described above under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”); (2) they (including the shares of Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of an initial Business Combination, as described below; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the common stock issuable upon exercise of these warrants) are entitled to registration rights.
In connection with the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Peterson Partners, a member of the Sponsor, pursuant to which Peterson Partners has subscribed to purchase from the Company 4,000,000 units, with each unit consisting of one share of Class A common stock (“Forward Purchase Shares”) and one-half
of one warrant to purchase one share of Class A common stock (“Forward Purchase Warrants,” and together with the Forward Purchase Shares, the “Forward Purchase Securities”) for $10.00 per unit, or an aggregate amount of up to $40,000,000, in a private placement that will close concurrently with the closing of an initial Business Combination. The Forward Purchase Shares will be identical to the shares of Class A common stock included in the Units sold in the Initial Public Offering, except that they will be subject to certain transfer restrictions, and the Forward Purchase Warrants shall be identical to the Private Placement Warrants. As of December 31, 2022, the Company estimated the fair value of the Forward Purchase Agreement to be a derivative liability of $484,000.
The obligations under the Forward Purchase Agreement do not depend on whether any shares of Class A common stock are redeemed by the public stockholders. The obligation of Peterson Partners to purchase units under the Forward Purchase Agreement will, among other things, be terminated in the event that the Company does not complete a Business Combination within the Combination Period.
The Company accounts for the 20,200,000 warrants issued in connection with the Initial Public Offering (including 12,500,000 Public Warrants and 7,700,000 Private Placement Warrants) in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.
The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. As of December 31, 2022, the Company estimated the fair value of the warrant derivative liabilities to be $1,616,000. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

HEALTHWELL ACQUISITION CORP. I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A common stock
— The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of December 31, 2022, there were 25,000,000 shares of Class A common stock issued and outstanding, of which 25,000,000 shares of Class A common stock are subject to possible redemption.
Class
 B common stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of December 31, 2022, there were 6,250,000 shares of Class B common stock issued and outstanding. On September 11, 2021, the underwriters
45-day
option expired. As a result, 937,500 shares of Class B common stock were forfeited.
Holders of Class B common stock will have the right to appoint all of the directors and may remove members of the Board for any reason. On any other matter submitted to a vote of the stockholders, holders of the shares of Class B common stock and holders of the Class A common stock will vote together as a single class, except as required by law.
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

HEALTHWELL ACQUISITION CORP. I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 9. INCOME TAX
The Company’s net deferred tax assets (liabilities) as of December 31, 2022 and 2021 is as follows:

	December 31,
	2022	2021
Deferred tax assets:
Start-up costs	$414,045	$116,053
Net operating loss carryforwards	—	34,511

Total deferred tax assets	414,045	150,564
Valuation allowance	(414,045)	(146,611)
Deferred tax liabilities:
Unrealized gain on investments	(365,381)	(3,953)

Total deferred tax liabilities	(365,381)	(3,953)

Deferred tax liabilities, net of allowance	$(365,381)	$—

The income tax provision for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021 consists of the following:

	For the year ended December 31, 2022	For the period from February 2, 2021 (inception) through December 31, 2021
Federal
Current	$393,497	$—
Deferred	97,948	(146,611)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	267,433	146,611

Income tax provision	$758,878	$—

As of December 31, 2022 and 2021, the Company had available U.S. federal operating loss carry forwards of approximately $0 and $164,000, respectively, that may be carried forward indefinitely.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of certain deferred tax assets and has therefore established a valuation allowance. For the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021, the change in valuation allowance was $267,433 and $146,611, respectively.

HEALTHWELL ACQUISITION CORP. I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

A reconciliation of the federal income tax rate to the Company’s effective tax rates for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021 is as follows:

	For the year ended December 31, 2022	For the period from February 2, 2021 (inception) through December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of derivative warrant liabilities	(17.8)%	(31.2)%
Change in fair value of derivative liability – forward purchase agreement	0.8%	2.1%
Non-deductible transaction costs	0.0%	4.8%
Change in valuation allowance	2.2%	3.3%

Income tax provision	6.2%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction, California and Illinois which remain open and subject to examination for the period from February 2, 2021 (inception) through December 31, 2021.
NOTE 10. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$253,668,826	$253,668,826	$—	$—
Liabilities
Warrant liability – Public Warrants	$1,000,000	$1,000,000	$—	$—
Warrant liability – Private Placement Warrants	$616,000	$—	$616,000	$—
Derivative liability – forward purchase agreement	$484,000	$—	$—	$484,000
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$250,036,950	$250,036,950	$—	$—
Liabilities
Warrant liability – Public Warrants	$7,375,000	$7,375,000	$—	$—
Warrant liability – Private Placement Warrants	$4,543,000	$—	$—	$4,543,000
Derivative liability – forward purchase agreement	$16,000	$—	$—	$16,000

HEALTHWELL ACQUISITION CORP. I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

The Company utilized a binomial lattice model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker HWELW. The quoted price of the Public Warrants was $0.08 and $0.59 per warrant as of December 31, 2022 and December 31, 2021, respectively.
In prior periods, the Company utilized a binomial lattice model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement Warrant liability was initially determined using Level 3 inputs. As of December 31, 2022, the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.
The model used to estimate the fair value of the derivative asset for the Forward Purchase Agreement is based on the assumption that the Forward Purchase Securities are equivalent to the Units and determined, on a per unit basis, as the price of the Units less the present value of the contractually stipulated forward price of $10.00.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2021 when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants transferred from a Level 3 fair value measurement to a Level 2 fair value measurement in the fourth quarter of 2022 due to the use of an observable market quote for a similar asset in an active market.
The following table provides the significant inputs to the binomial lattice method for the initial fair value of the Public Warrants:

At August 5, 2021 (Initial Measurement)

Stock price	$9.88
Strike price	$11.50
Dividend yield	—%
Term to expected Business Combination (in years) (1)	1.0
Volatility	16.0%
Risk-free rate (2)	0.87%
Fair value of warrants	$0.92

1	The Public Warrants expire 5 years after an initial Business Combination (see Note 7). As such, the full expected term of the Public Warrants used for the valuation was 6.0 years as of August 5, 2021.

2	The risk-free rate was based on U.S. Treasury Rates commensurate with the remaining term to Business Combination / expiration of the Public Warrants (see Note 7).
The following table provides the significant inputs to the binomial lattice method for the fair value of the Private Placement Warrants:

As of December 31, 2021
Stock price	$9.69
Strike price	$11.50
Dividend yield	—%
Term to expected Business Combination (in years) (1)	0.6
Volatility	10.6%
Risk-free rate (2)	0.23% / 1.31%
Fair value of warrants	$0.59

HEALTHWELL ACQUISITION CORP. I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

1
The Private Placement Warrants expire 5 years after an initial Business Combination (see Note 7). As such, the full expected term of the Private Placement Warrants used for the valuation was 5.6 years as of December 31, 2021.

2	The risk-free rate was based on U.S. Treasury Rates commensurate with the remaining term to Business Combination / expiration of the Private Placement Warrants (see Note 7).
The following table provides the significant inputs to the model for the fair value of the Forward Purchase Agreement:

	As of December 31, 2022	As of December 31, 2021
Stock price	$9.91	$9.69
Strike price	$11.50	$11.50
Dividend yield	—%	—%
Term to expected Business Combination (in years)	0.5	0.6
Volatility	de minimus	10.6%
Risk-free rate (1)	4.70% / 3.98%	0.23% / 1.31%
Probability of Business Combinatio n	60%	N/A (2)
Fair value of derivative (asset) liability - forward purchase agreement	$0.121	$0.004

1	The risk-free rate was based on U.S. Treasury Rates commensurate with the remaining term to Business Combination / expiration of the Private Placement Warrants (see Note 7).
2
The Company explicitly incorporated the probability of a Business Combination in its valuation as of December 31, 2022, in addition to the probability implicit in the trade price of the Units, to account for the rising risk-free rates. The Company used only the probability implicit in the trade price of the Units in its valuation as of December 31, 2021.

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Initial measurement as of August 5, 2021	$18,144,000
Transfer of Public Warrants to Level 1 measurement	(11,500,000)
Change in fair value	(2,085,000)

Fair value as of December 31, 2021	4,559,000
Transfer of P rivate Placement to Level 2 measurement	(1,540,000)
Change in fair value	(2,535,000)

Fair value as of December 31, 2022	$484,000
The Company recognized gains in connection with changes in the fair value of warrant liabilities of $10,302,000 (including $6,375,000 related to the Public Warrants - Level 1 and $3,927,000 related to the Private Placement Warrants - Level 3) within the statement of operations for the year ended December 31, 2022. The Company recognized a loss in connection with changes in the fair value of derivative liability - forward purchase agreement of $468,000 within the statement of operations for the year ended December 31, 2022.
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

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated August 2, 2021, by and between the Company and Jefferies LLC as representative of the underwriters. (3)

3.1	Amended and Restated Certificate of Incorporation. (3)

3.2	Bylaws. (1)

4.1	Warrant Agreement, dated August 2, 2021, by and between the Company and Continental, as warrant agent. (3)

4.2	Description of Securities (4)

4.3	Specimen Unit Certificate. (1)

4.4	Specimen Class A Common Stock Certificate. (1)

4.5	Specimen Warrant Certificate. (1)

10.1	Securities Subscription Agreement, dated February 10, 2021, between the Company and our sponsor. (1)

10.2	Amended and Restated Promissory Note, dated July 6, 2021, issued by the Company to our sponsor. (2)

10.3	Letter Agreement, dated August 2, 2021, by and among the Company, its executive officers, its directors and our sponsor. (3)

10.4	Investment Management Trust Agreement, dated August 2, 2021, by and between the Company and Continental, as trustee. (3)

10.5	Registration Rights Agreement, dated August 2, 2021, by and between the Company and our sponsor. (3)

10.6	Private Placement Warrants Purchase Agreement, dated August 2, 2021, by and between the Company and our sponsor. (3)

10.7	Forward Purchase Agreement, dated August 5, 2021, by and among the Company, our sponsor and Peterson Partners. (3)

10.8	Form of Indemnity Agreement. (1)

14.1	Code of Ethics. (1)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Form of Subscription Agreement with the Anchor Investors. (2)

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-253418) filed with the SEC on March 30, 2021.
(2)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1/A (File No. 333-253418), filed with the SEC on July 22, 2021.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 6, 2021.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 28, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthwell Acquisition Corp. I

Date: March 3, 2023	By:	/s/ Alyssa Rapp
Name: Alyssa Rapp
Title: Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Alyssa Rapp	Chief Executive Officer and Director	March 3, 2023
Alyssa Rapp	(Principal Executive Officer)

/s/ Tracy Wan	President, Chief Financial Officer and Director	March 3, 2023
Tracy Wan	(Principal Financial and Accounting Officer)

/s/ Curtis Feeny	Co-Chair	March 3, 2023
Curtis Feeny

/s/ George Hornig	Co-Chair	March 3, 2023
George Hornig

/s/ Matt Wandoloski	Director	March 3, 2023
Matt Wandoloski

/s/ Christie Hefner	Director	March 3, 2023
Christie Hefner

/s/ John MacCarthy	Director	March 3, 2023
John MacCarthy

/s/ Ellen Levy	Director	March 3, 2023
Ellen Levy

/s/ Carl Allegretti	Director	March 3, 2023
Carl Allegretti