Form 10-Q
period 2023-03-31
Healthwell Acquisition Corp. I
filed 2023-05-18
CIK 1845013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number
001-40697

HEALTHWELL ACQUISITION CORP. I
(Exact name of registrant as specified in its charter)

Delaware	86-1911840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1001 Green Bay Rd, #227
Winnetka, IL
(Address of principal executive offices)
60093
(Zip code)
(847)
230-9162
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	HWELU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	HWEL	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one share of Class A common stock for $11.50 per share	HWELW	The Nasdaq Stock Market LLC
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
of the Exchange Act).    Yes  ☒    No  ☐
A
s of May 18, 2023, there wer
e 25,000,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 6,250,000 shares of the registrant’s Class B common stock, par value $0.0001 per share issued and outstanding.

HEALTHWELL ACQUISITION CORP. I

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
HEALTHWELL ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$34,860	$137,752
Prepaid expenses	240,963	330,178

Total current assets	275,823	467,930
Investments held in Trust Account	255,825,764	253,668,826

Total Assets	$256,101,587	$254,136,756

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$132,627	$5,100
Accrued expenses	470,790	475,928
Promissory note - related party	41,332	—
Income tax payable	426,342	393,497
Franchise tax payable	51,000	53,733

Total current liabilities	1,122,091	928,258
Warrant liabilities	2,424,000	1,616,000
Derivative liability - forward purchase agreement	1,020,000	484,000
Deferred underwriting fee payable	8,750,000	8,750,000
Deferred tax liability	397,657	365,381

Total Liabilities	13,713,748	12,143,639
Commitments and Contingencies (Note 6)
Class A common stock, subject to possible redemption, $0.0001 par value; 25,000,000 shares at redemption value	254,850,765	252,755,071
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,250,000 shares issued and outstanding	625	625
Additional paid-in capital	—	—
Accumulated deficit	(12,463,551)	(10,762,579)

Total stockholders’ deficit	(12,462,926)	(10,761,954)

Total Liabilities and Stockholders’ Deficit	$256,101,587	$254,136,756

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHWELL ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Operating and formation costs	$375,295	$317,687
Franchise tax expense	50,250	50,000

Loss from operations	(425,545)	(367,687)
Interest expense	(1,095)	—
Unrealized gains on investments held in Trust Account	153,692	72,777
Realized gains on investments held in Trust Account	2,549,994	25,290
(Loss) gain on change in fair value of derivative liability - forward purchase agreement	(536,000)	216,000
(Loss) gain on change in fair value of warrant liabilities	(808,000)	5,454,000

Income before income taxes	933,046	5,400,380
Income tax expense	(556,992)	—

Net income	$376,054	$5,400,380

Basic and diluted weighted average shares outstanding, Class A common stock	25,000,000	25,000,000

Basic and diluted net income per share, Class A common stock	$0.01	$0.17

Basic and diluted weighted average shares outstanding, Class B common stock	6,250,000	6,250,000

Basic and diluted net income per share, Class B common stock	$0.01	$0.17

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHWELL ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE
MONTHS ENDED MARCH 31, 2023

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	6,250,000	$625	$—	$(10,762,579)	$(10,761,954)
Proceeds received in excess of initial fair value of convertible promissory note - related party	—	—	—	—	18,668	—	18,668
Remeasurement of Class A common stock to redemption value	—	—	—	—	(18,668)	(2,077,026)	(2,095,694)
Net income	—	—	—	—	—	376,054	376,054

Balance at March 31, 2023	—	$—	6,250,000	$625	$—	$(12,463,551)	$(12,462,926)

THREE MONTHS ENDED MARCH 31, 2022

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	6,250,000	$625	$—	$(19,420,600)	$(19,419,975)
Net income	—	—	—	—	—	5,400,380	5,400,380

Balance at March 31, 2022	—	$—	6,250,000	$625	$—	$(14,020,220)	$(14,019,595)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHWELL ACQUISITION CORP. I
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Cash Flows from Operating Activities:
Net income	$376,054	$5,400,380
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(153,692)	(72,777)
Realized gain on investments held in Trust Account	(2,549,994)	(25,290)
Change in fair value of derivative liability - forward purchase agreement	536,000	(216,000)
Change in fair value of warrant liabilities	808,000	(5,454,000)
Deferred tax expense	32,276	—
Changes in operating assets and liabilities:
Prepaid expenses	89,215	77,146
Accounts payable	127,527	74,366
Accrued expenses	(5,138)	58,425
Income tax payable	32,845	—
Franchise tax payable	(2,733)	(132,516)

Net cash used in operating activities	(709,640)	(290,266)

Cash Flows from Investing Activities:
Proceeds from Trust Account to pay taxes	546,748	62,500

Net cash provided by in investing activities	546,748	62,500

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	60,000	—

Net cash provided by financing activities	60,000	—

Net change in cash	(102,892)	(227,766)
Cash - beginning of period	137,752	749,256

Cash - end of period	$34,860	$521,490

Supplemental disclosure of noncash investing and financing activities:

Excess of cash received over fair value of convertible promissory note - related party	$18,668	$—

Remeasurement of Class A common stock subject to possible redemption to redemption value	$2,095,694	$—

Supplemental cash flow information
Cash paid for income and franchise taxes	$545,948	$—

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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through March 31, 2023 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, its search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income or gains on investments on the cash and investments held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below).
The
registration statement for the Company’s Initial Public Offering was declared effective on
August 2, 2021. On August 5, 2021
,
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
Following the closing of the Initial Public Offering on August 5, 2021, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities within the meaning set forth in Section 2(a)(16) of the
Investment Company Act of 1940
, as amended (the “Investment Company Act”), with maturities of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule
2a-7
of the Investment Company Act,
as determined by the Company
,
until the earlier of
: (i)
the consummation of a Business Combination or
(ii)
the distribution of the funds in the Trust Account to the Company’s stockholders
,
as described below
.
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
(“ASC 480”).
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. In such case, pursuant to the terms of a letter agreement entered into with the Company, the holders of Founder Shares (as defined in Note 5) (such holders, the “initial stockholders”) have agreed (and their permitted transferees will agree) to vote their Founder Shares and any Public Shares held by them in favor of an initial Business Combination. The Company expects that at the time of any stockholder vote relating to an initial Business Combination, the initial stockholders and their permitted transferees will own at least 20% of the issued and outstanding common stock entitled to vote thereon. The directors and officers also have agreed to vote in favor of an initial Business Combination with respect to any Public Shares acquired by them. These voting thresholds, and the voting agreements of the initial stockholders, may make it more likely that the Company will consummate a Business Combination. Each public stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
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
Going Concern and Liquidity
As of March 31, 2023, the Company had $34,860 in cash held outside of the Trust Account and a working capital deficit of $368,926
(excluding income tax payable and franchise tax payable).
 The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of March 31, 2023, will not be sufficient to allow the Company to operate until August 5, 2023, the date at which the Company must complete a Business Combination. Further, if a Business Combination is not consummated by August 5, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these condensed financial statements are issued.
Management plans to address this uncertainty through a Business Combination as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. As a result of this action and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
and Article 8 of Regulation
S-X
of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form
10-K
as filed with the SEC on March 3, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and March 31, 2022.
Investments Held in Trust Account
At March 31, 2023, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities, along with interest and dividend income on the securities, is included in realized and unrealized gains (losses) on investments held in Trust Account in the accompanying condensed statements of operations. At March 31, 2023, the assets held in the Trust Account were $255,825,764. For the three months ended March 31, 2023, $546,748 of income was released from the Trust Account for the payment of taxes, respectively.
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the condensed statement of operations. As of March 31, 2023, the Company estimated the fair value of the warrant derivative liabilities to be $2,424,000. See Note 10 for additional information related to fair value measurements.

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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in
capital and accumulated deficit. The redemption value of the redeemable common stock as of March 31, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected tax obligations plus up to $100,000 to pay dissolution expenses (see Note 1). As such, the Company recorded an increase in the carrying amount of the redeemable common stock of $2,095,694 for the three months ended March 31, 2023. The carrying value of the Class A common stock subject to redemption represents the redemption value as of March 31, 2023. The actual redemption value will be net of the Company’s tax obligations and dissolution expenses as of the date of redemption.
As of March 31, 2023, the Class A common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

Class A common stock subject to possible redemption at December 31, 2022	$252,755,071
Remeasurement of carrying value to redemption value	2,095,694

Class A common stock subject to possible redemption at March 31, 2023	$254,850,765

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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the condensed statements of operations.

Derivative instruments are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
The Forward Purchase Agreement (as defined in Note 7) is accounted for as a derivative instrument in accordance with ASC 815 and is presented as a derivative forward purchase agreement liability on the balance sheet. The Forward Purchase Agreement was measured at fair value at the Initial Public Offering and on a recurring basis, with subsequent changes in fair value to be recorded in the condensed statement of operations. As of March 31, 2023, the Company estimated the fair value of the derivative liability related to its forward purchase agreement to be $1,020,000. See Note 10 for additional information related to fair value measurements.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740,
Income Taxes
(“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the condensed financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three months ended March 31, 2023		Three months ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$300,843	$75,211	$4,320,304	$1,080,076

Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	25,000,000	6,250,000
Basic and diluted net income per share	$0.01	$0.01	$0.17	$0.17
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
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,700,000 P rivate Placement Warrants at a price of $1.00 per Private Placement Warrant ($7,700,000 in aggregate). Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.
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
Three anchor investors (the “Original Anchor Investors”) entered into separate subscription agreements in February 2021 with the Sponsor for indirect interests in the Founder Shares held by the Sponsor for a nominal amount. Certain interests in Founder Shares were granted to the Original Anchor Investors subject to a performance condition (i.e., if any Anchor Investor transfers the Units purchased in the Initial Public Offering (or the Class A common stock underlying such Units) prior to the closing of an initial Business Combination (other than to its affiliates or such other parties that are approved in advance in writing by the Sponsor) or it elects to redeem any of the Class A common stock purchased in this offering) and must be returned to the Sponsor if performance conditions are not met. Compensation expense related to these interests will be recognized only when the performance condition is probable of occurrence under ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). As of March 31, 2023, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date satisfaction of the performance obligation is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Share interests. The fair value of these interests in the Founder Shares sold to the Original Anchor Investors was estimated at $1,796,901 or approximately $4.09 per share.

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
The Company estimated the fair value at July 20, 2021 of the Founder Share interests attributable to the Additional Anchor Investors to be $7,211,250 or $6.41 per share. The excess of the fair value of the Founder Shares sold over the purchase price was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost will be allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed immediately in the condensed statement of operations upon the Initial Public Offering. Offering costs allocated to the Public Shares were charged to stockholder’s equity (deficit) at the date of the Initial Public Offering.
On February 24, 2021, the Company granted units in the Sponsor to certain of its directors, executive officers, and other advisors representing indirect interests in the Founder Shares for no cash consideration. These awards are subject to ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The indirect interests in the Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the indirect interests in the Founder Shares are recognized only when the performance condition is probable of occurrence. As of March 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of indirect interests in the Founder Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified).
The total number of indirect interests in the Founder Shares granted were 1,404,532 shares with a grant date fair value consistent with that of the Original Anchor Investors.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. There was no outstanding balance of Working Capital Loans as of March 31, 2023.

On March 17, 2023, the Company issued an unsecured promissory note in the principal amount of up to $750,000 to the Sponsor (the “March Working Capital Loan”).The March Working Capital Loan bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial Business Combination is consummated and (ii) the liquidation of the Company on or before August 5, 2023, or such later liquidation date as may be approved by the Company’s stockholders. At the election of the Sponsor, the unpaid principal amount of the March Working Capital Loan may be converted into warrants of the Company (the “Conversion Warrants”) with the total Conversion Warrants so issued equal to: (x) the portion of the principal amount of the March Working Capital Loan being converted divided by (y) $1.00, rounded up to the nearest whole number of warrants. On March 31, 2023, the Company drew $60,000 from the March Working Capital Loan, which has not yet been repaid as of March 31, 202
3. Through May 18, 2023, the total amount drawn by the Company from the March Working Capital Loan was $400,000.
The fair value option was elected (see Note 10) and, as such, the fair value of the March Working Capital Loan is shown on the condensed balance sheets as $41,332 and $0 as of March 31, 2023 and December 31, 2022, respectively. The difference between the amount of the borrowing of $60,000 and the fair value of $41,332 is $18,668 and is recorded as an equity contribution in the Condensed Statements of Changes in Stockholders’ Deficit.
Public Relation Services
Daniel J. Edelman Inc. provides public relation services to the Company relating to finding a suitable target for the initial Business Combination. George Hornig who serves as
Co-Chair
of the Company’s Board, is also a Director of Daniel J. Edelman Holdings Inc., the parent company of Daniel J. Edelman Inc. For the three months ended March 31, 2023 and March 31. 2022, the Company did not incur any expenses in relation to the services described above.
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
NOTE 7. WARRANTS
As of March 31, 2023, there were 7,700,000 Private Placement Warrants and 12,500,000 Public Warrants outstanding. A warrant holder may exercise its warrants only for a whole number of Class A common stock. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Accordingly, unless you purchase at least two Units, you will not be able to receive or trade a whole warrant. The warrants will expire five years after the completion of an initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

In addition, if (x) the Company issue additional common stock or equity-linked securities for capital raising purposes in connection with the closing of an initial Business Combination (excluding any Forward Purchase Securities, as defined below) at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an Business Combination on the date of the completion of an initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummate an initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described below under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” and “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 100% and 180%, respectively, of the higher of the Market Value and the Newly Issued Price.
The Private Placement Warrants are identical to the warrants sold as part of the Units in the Initial Public Offering except that, so long as they are held by the Sponsor or its permitted transferees: (1) they will not be redeemable (except as described above under Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00); (2) they (including the shares of Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of an initial Business Combination, as described below; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the common stock issuable upon exercise of these warrants) are entitled to registration rights. In connection with the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Peterson Partners, a member of the Sponsor, pursuant to which Peterson Partners has subscribed to purchase from the Company 4,000,000 units, with each unit consisting of one share of Class A common stock (“Forward Purchase Shares”), and one-half
of one warrant to purchase one share of Class A common stock (“Forward Purchase Warrants”, together with the Forward Purchase Shares the “Forward Purchase Securities”) for $10.00 per unit, or an aggregate amount of up to $40,000,000, in a private placement that will close concurrently with the closing of a Business Combination. The Forward Purchase Shares will be identical to the shares of Class A common stock included in the Units being sold in the Initial Public Offering, except that they will be subject to certain transfer restrictions, and the Forward Purchase Warrants shall be identical to the Private Placement Warrants. As of March 31, 2023, the Company estimated the fair value of the forward purchase agreement to be a derivative liability of $1,020,000.
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
The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. As of March 31, 2023, the Company estimated the fair value of the warrant derivative liabilities to be $2,424,000. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s condensed statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of March 31, 2023, there were no shares of preferred stock issued or outstanding.
Class
 A common stock
— The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2023, there were 25,000,000 shares of Class A common stock issued and outstanding, of which 25,000,000 shares of Class A common stock are subject to possible redemption.
Class
 B common stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2023, there were 6,250,000 shares of Class B common stock issued and outstanding. On September 11, 2021, the underwriters’
45-day
option to purchase additional Units expired. As a result, 937,500 shares of Class B common stock were forfeited.
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
NOTE 9. INCOME TAXES
The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was 59.7% and 0.0%, respectively. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the change in the fair value of warrant liabilities and derivative asset—forward purchase agreement, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets. The Company has used a discrete effective tax rate method to calculate taxes for the three months ended March 31, 2023 and 2022. The Company believes that, at this time, the use of the discrete method for the three months ended March 31, 2023 and 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.
NOTE 10. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Investments held in Trust Account:
Money Market investments	$255,825,764	$255,825,764	$—	$—
Liabilities
Warrant liability – Public Warrants	$1,500,000	$1,500,000	$—	$—
Warrant liability – Private Placement Warrants	$924,000	$—	$924,000	$—
Derivative liability - forward purchase agreement	$1,020,000	$—	$—	$1,020,000
Convertible promissory note - related party	$41,332	$—	$—	$41,332
December 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$253,668,826	$253,668,826	$—	$—
Liabilities
Warrant liability – Public Warrants	$1,000,000	$1,000,000	$—	$—
Warrant liability – Private Placement Warrants	$616,000	$—	$616,000	$—
Derivative liability- forward purchase agreement	$484,000	$—	$—	$484,000
The Company utilized a binomial lattice model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker HWELW. The quoted price of the Public Warrants was $0.12 and $0.08 per warrant as of March 31, 2023 and December 31, 2022.
In prior periods, the Company utilized a binomial lattice model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the condensed statement of operations. The estimated fair value of the Private Placement Warrant liability was initially determined using Level 3 inputs. As of March 31, 2023 and December 31, 2022, the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.
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

The following table provides the significant inputs to the model for the fair value of the Forward Purchase Agreement:

	As of March 31, 2023	As of December 31, 2022
Stock price	$10.15	$9.91
Strike price	$11.50	$11.50
Dividend yield	—%	—%
Term to expected Business Combination (in years)	0.3	0.5
Volatility	de minimus	de minimus
Risk-free rate (1)	4.82% / 3.56%	4.70% / 3.98%
Probability of Business Combination	70.0%	60.0%
Fair value of derivative (asset) liability - forward purchase agreement	$0.255	$0.121

1	The risk-free rate was based on U.S. Treasury Rates commensurate with the remaining term to Business Combination / expiration of the Private Placement Warrants (see Note 7).
The following table provides the significant inputs to the model for the fair value of the Convertible Promissory Note - Related Party:

As of March 31, 2023
Warrant exercise price	$1.00
Term to expected Business Combination (in years)	0.33
Volatility	de minimus
Risk free rate	4.82%
Discount factor	0.9841
Probability of Business Combination	70%
Fair value convertible promissory note - related party	$41,332
The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of December 31, 2021	$4,559,000
Change in fair value	(2,295,000)

Fair value as of March 31, 2022	$2,264,000

Fair value as of December 31, 2022	$484,000
Initial measurement of draw on convertible promissory note - related party on March 31, 2023	41,332
Change in fair value	536,000

Fair value as of March 31, 2023	$1,061,332
The Company recognized loss in connection with changes in the fair value of warrant liabilities of $808,000 (including $500,000 related to the Public Warrants - Level 1 and $308,000 related to the Private Placement Warrants - Level 2) within the condensed statement of operations for the three months ended March 31, 2023. The Company recognized a loss in connection with changes in the fair value of derivative liability - forward purchase agreement of $536,000 within the condensed statement of operations for the three months ended March 31, 2023.

The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $5,454,000 (including $3,375,000 related to the Public Warrants - Level 1 and $2,079,000 related to the Private Placement Warrants - Level 3) within the condensed statement of operations for the three months ended March 31, 2022. The Company recognized a gain in connection with changes in the fair value of derivative liability - forward purchase agreement of $216,000 within the condensed statement of operations for the three months ended M arch 31, 2022.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than described below, and the additional draw
s
on the March Working Capital Loan as disclosed in Note 5, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial unaudited statements.
On April 27, 2023, the Company entered into the business combination agreement (“BCA”) with Starton Therapeutics, Inc. (“Starton”); HWEL Holdings Corp., a newly formed wholly-owned subsidiary of the Company (“Pubco”); HWEL Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of Pubco (“Purchaser Merger Sub”); 1412384 B.C. Unlimited Liability Company, a British Columbia unlimited liability company and wholly-owned subsidiary of Pubco (“CallCo”); 1412388 B.C. Ltd, a British Columbia corporation and wholly-owned subsidiary of CallCo (“ExchangeCo”); the Sponsor, as the representative from and after the Effective Time (as defined in the BCA) of the stockholders of Pubco (other than the Starton Shareholders (as defined below) and their successors and assignees); and Kiriakos Charlie Perperidis, in the capacity as the representative of the shareholders of Starton (the “Starton Shareholders”) from and after the Effective Time (all of the transactions contemplated by the BCA, including the issuances of securities thereunder, the “Starton Business Combination”). The BCA was amended by the First Amendment to the Business Combination Agreement, dated May 15, 2023 (the “First BCA Amendment”).
Pursuant to the BCA, subject to the terms and conditions set forth therein, Purchaser Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and wholly-owned subsidiary of Pubco (the “Purchaser Merger”), in connection with which all of the existing securities of the Company will be exchanged for rights to receive securities of Pubco as follows: (a) each share of the Company’s common stock outstanding immediately prior to the Effective Time will automatically convert into one share of common stock, par value $0.0001, issued by Pubco (“Pubco Common Stock”), and (b) each whole Public Warrant, Private Placement Warrant and Forward Purchase Warrant will automatically convert into one warrant to purchase shares of Pubco Common Stock on substantially the same terms and conditions. Immediately following the Purchaser Merger, by means of a statutory plan of arrangement under the Business Corporations Act (British Columbia) (the “Plan of Arrangement”), (i) CallCo will acquire a portion of the issued and outstanding common shares of Starton (“Starton Shares”) from certain holders in exchange for Pubco Common Stock (the “Pubco Share Exchange”), and will contribute such Starton Shares to ExchangeCo in exchange for ExchangeCo common shares, (ii) following the Pubco Share Exchange, ExchangeCo will acquire the remaining issued and outstanding Starton Shares from the remaining shareholders of Starton in exchange for shares of ExchangeCo (“Exchangeable Shares”). The Exchangeable Shares will be exchangeable, on a one-for-one basis, into shares of Pubco Common Stock, with each share valued at the price at which the Company redeems Public Shares held by its public stockholders in connection with the Starton Business Combination (the “Redemption Price”). As a result of the foregoing, Starton will become a wholly-owned subsidiary of ExchangeCo and an indirect subsidiary of Pubco.
Each outstanding Starton option will be assumed by Pubco and automatically converted into an option to purchase shares of Pubco Common Stock in accordance with the Plan of Arrangement and under an equity incentive plan to be adopted by Pubco prior to the closing of the Starton Business Combination (the “Closing”).
Pursuant to the terms of the BCA, the aggregate base consideration to be delivered to the Starton Shareholders in connection with the Starton Business Combination will be $260.0 million (including up to $20.0 million of incentive shares provided to potential PIPE investors), subject to adjustments for Starton’s closing debt (net of cash) and certain other adjustments, which consideration will be payable in newly-issued shares of (i) Pubco Common Stock or (ii) Exchangeable Shares, each valued at the Redemption Price.
In addition to the shares of Pubco Common Stock or Exchangeable Shares deliverable at the Closing, the Starton Shareholders will have the contingent right to receive up to an additional shares 25,000,000 shares of Pubco Common Stock or Exchangeable Shares, as earnout consideration after the Closing (the “Earnout Consideration” and such shares the “Earnout Shares”). The Earnout Consideration will be issuable to the Starton Shareholders (as of the date of the Closing) as follows:

•
one-third of the Earnout Shares are issuable upon the volume weighted average price of the shares of Pubco Common Stock (the “VWAP”) equaling or exceeding $12.00 per share for any twenty (20) out of any twenty (20) consecutive trading days during the five-year period after the Closing (the “Earnout Period”);

•
one-third of the Earnout Shares are issuable upon (i) the VWAP equaling or exceeding $14.00 per share for any twenty (20) out of any twenty (20) consecutive trading days during the Earnout Period or (ii) successful completion of a Phase 1B clinical trial for multiple myeloma, meaning the completion of an interim data analysis which is sufficient to obtain an agreement with the U.S. Food and Drug Administration (“FDA”) in which the FDA permits Starton to move forward to a phase 2 clinical study following a Type B End-of-Phase-1 meeting; and

•
one-third of the Earnout Shares are issuable upon (i) the VWAP equaling or exceeding $16.00 per share for any twenty (20) out of any twenty (20) consecutive trading days during the Earnout Period or (ii) achievement of the successful completion of an FDA required bridging study in healthy volunteers that proves bio-equivalence between the ambulatory subcutaneous pump and either a transdermal patch or an on body subcutaneous pump.

Simultaneously with the execution and delivery of the BCA, the Company and Starton entered into voting agreements (collectively, the “Voting Agreements”) with certain Starton Shareholders required to approve the Starton Business Combination. Under the Voting Agreements, such Starton Shareholders agreed to vote all of their Starton Shares in favor of the BCA and the related transactions. Such Starto
n Sh
areholders also agreed to take certain other actions in support of the BCA and related transactions and refrain from taking actions that would adversely affect their ability to perform their obligations under the Voting Agreements. Such Starton Shareholders also provided a proxy to the Company to vote their Starton Shares in accordance with the foregoing. The Voting Agreements prevent transfers of the Starton Shares held by such Starton Shareholders between the date of the Voting Agreement and the date of Closing, except for certain permitted transfers where the recipient also agrees to comply with the Voting Agreement.
Simultaneously with the execution of the BCA, the Company, Pubco, Starton and the Sponsor also entered into a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor agreed to vote all of its shares of the Company’s common stock in favor of the BCA and the Starton Business Combination. The Sponsor also agreed to waive its anti-dilution rights that would otherwise allow it to maintain ownership of 20% of Pubco. The Sponsor Support Agreement also prevents transfers of the Company’s securities held by the Sponsor between the date of the Sponsor Support Agreement and the termination of the Sponsor Support Agreement.
The BCA and related agreements and the First BCA Amendment are further described in our Current Reports on Form 8-K filed with the SEC on May 3, 2023 and May 15, 2023, respectively. The foregoing descriptions of each of the BCA, the form of Voting Agreement and the Sponsor Letter Agreement are qualified in their entirety by reference to such agreement filed as an exhibit to this Quarterly Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Healthwell Acquisition Corp. I References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Healthwell Acquisition Corp. I Sponsor LLC.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report, including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report under “Item 1. Financial Statements.”

Overview

We are a blank check company incorporated on February 2, 2021 as a Delaware corporation and formed for the purpose of effectuating a Business Combination with one or more businesses. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering that occurred on August 5, 2021 and the private placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial Business Combination (including to the target or pursuant to the Forward Purchase Agreement or other forward purchase agreements or backstop agreements we may enter into or otherwise, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Recent Developments

On April 27, 2023, the Company entered into the BCA with Starton; Pubco; Purchaser Merger Sub; CallCo; ExchangeCo; the Sponsor, as the representative from and after the Effective Time of the stockholders of Pubco (other than the Starton Shareholders (as defined below) and their successors and assignees); and Kiriakos Charlie Perperidis, in the capacity as the representative of the Starton Shareholders from and after the Effective Time. The BCA was amended by the First BCA Amendment on May 15, 2023.

Pursuant to the BCA, subject to the terms and conditions set forth therein, Purchaser Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and wholly-owned subsidiary of Pubco, in connection with which all of the existing securities of the Company will be exchanged for rights to receive securities of Pubco as follows: (a) each share of the Company’s common stock outstanding immediately prior to the Effective Time will automatically convert into one share of Pubco Common Stock, and (b) each whole Public Warrant, Private Placement Warrant and Forward Purchase Warrant will automatically convert into one warrant to purchase shares of Pubco Common Stock on substantially the same terms and conditions. Immediately following the Purchaser Merger, by means of the Plan of Arrangement, (i) CallCo will acquire a portion of the issued and outstanding Starton Shares from certain holders in exchange for Pubco Common Stock, and will contribute such Starton Shares to ExchangeCo in exchange for ExchangeCo common shares, (ii) following the Pubco Share Exchange, ExchangeCo will acquire the remaining issued and outstanding Starton Shares from the remaining shareholders of Starton in exchange for Exchangeable Shares. The Exchangeable Shares will be exchangeable, on a one-for-one basis, into shares of Pubco Common Stock, with each share valued at the price at which the Company redeems Public Shares held by its public stockholders in connection with the Starton Business Combination. As a result of the foregoing, Starton will become a wholly-owned subsidiary of ExchangeCo and an indirect subsidiary of Pubco.

Each outstanding Starton option will be assumed by Pubco and automatically converted into an option to purchase shares of Pubco Common Stock in accordance with the Plan of Arrangement and under an equity incentive plan to be adopted by Pubco prior to the Closing.

Pursuant to the terms of the BCA, the aggregate base consideration to be delivered to the Starton Shareholders in connection with the Starton Business Combination will be $260.0 million (including up to $20.0 million of incentive shares provided to potential PIPE investors), subject to adjustments for Starton’s closing debt (net of cash) and certain other adjustments, which consideration will be payable in newly-issued shares of (i) Pubco Common Stock or (ii) Exchangeable Shares, each valued at the Redemption Price.

In addition to the shares of Pubco Common Stock or Exchangeable Shares deliverable at the Closing, the Starton Shareholders will have the contingent right to receive up to an additional shares 25,000,000 shares of Pubco Common Stock or Exchangeable Shares, as earnout consideration after the Closing. The Earnout Consideration will be issuable to the Starton Shareholders (as of the date of the Closing) as follows:

•

one-third of the Earnout Shares are issuable upon the VWAP equaling or exceeding $12.00 per share for any twenty (20) out of any twenty (20) consecutive trading days during the five-year period after the Closing;

•

one-third of the Earnout Shares are issuable upon (i) the VWAP equaling or exceeding $14.00 per share for any twenty (20) out of any twenty (20) consecutive trading days during the Earnout Period or (ii) successful completion of a Phase 1B clinical trial for multiple myeloma, meaning the completion of an interim data analysis which is sufficient to obtain an agreement with the U.S. Food and Drug Administration (“FDA”) in which the FDA permits Starton to move forward to a phase 2 clinical study following a Type B End-of-Phase-1 meeting; and

•

one-third of the Earnout Shares are issuable upon (i) the VWAP equaling or exceeding $16.00 per share for any twenty (20) out of any twenty (20) consecutive trading days during the Earnout Period or (ii) achievement of the successful completion of an FDA required bridging study in healthy volunteers that proves bio-equivalence between the ambulatory subcutaneous pump and either a transdermal patch or an on body subcutaneous pump.

Simultaneously with the execution and delivery of the BCA, the Company and Starton entered into the Voting Agreements with certain Starton Shareholders required to approve the Starton Business Combination. Under the Voting Agreements, such Starton Shareholders agreed to vote all of their Starton Shares in favor of the BCA and the related transactions. Such Starton Shareholders also agreed to take certain other actions in support of the BCA and related transactions and refrain from taking actions that would adversely affect their ability to perform their obligations under the Voting Agreements. Such Starton Shareholders also provided a proxy to the Company to vote their Starton Shares in accordance with the foregoing. The Voting Agreements prevent transfers of the Starton Shares held by such Starton Shareholders between the date of the Voting Agreement and the date of Closing, except for certain permitted transfers where the recipient also agrees to comply with the Voting Agreement.

Simultaneously with the execution of the BCA, the Company, Pubco, Starton and the Sponsor also entered into the Sponsor Support Agreement, pursuant to which the Sponsor agreed to vote all of its shares of the Company’s common stock in favor of the BCA and the Starton Business Combination. The Sponsor also agreed to waive its anti-dilution rights that would otherwise allow it to maintain ownership of 20% of Pubco. The Sponsor Support Agreement also prevents transfers of the Company’s securities held by the Sponsor between the date of the Sponsor Support Agreement and the termination of the Sponsor Support Agreement.

The BCA and related agreements and the First BCA Amendment are further described in our Current Reports on Form 8-K filed with the SEC on May 3, 2023 and May 15, 2023, respectively. The foregoing descriptions of each of the BCA, the form of Voting Agreement and the Sponsor Letter Agreement are qualified in their entirety by reference to such agreement filed as an exhibit to this Quarterly Report.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 2, 2021 (inception) through March 31, 2023 were organizational activities, the Initial Public Offering and identifying target companies for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses in connection with our search for Business Combination targets, including Starton.

For the three months ended March 31, 2023, we had net income of $376,054, which resulted from unrealized gain on investments held in Trust Account of $153,692, and realized gain on investments held in Trust Account of $2,549,994, offset in part by a loss on the change in the fair value of warrant liabilities of $808,000, a loss on the change in fair value of derivative liability—forward purchase agreement of $536,000, operating and formation costs of $375,295, income tax expense of $556,992, franchise tax expense of $50,250, and interest expense of $1,095.

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

Liquidity, Capital Resources, and Going Concern

On August 5, 2021, we consummated the Initial Public Offering of 25,000,000 Units, generating gross proceeds to the Company of $250,000,000. Simultaneously with the consummation of the Initial Public Offering, we completed the private sale of 7,700,000 Private Placement Warrants to the Sponsor at a purchase price of $1.00 per warrant, generating gross proceeds of $7,700,000. A portion of proceeds from the sale of the Private Placement Warrants were added to our net proceeds from the Initial Public Offering held in the Trust Account. If we do not complete an initial Business Combination by August 5, 2023 (24 months from the closing of the Initial Public Offering), the proceeds from the sale of the Private Placement Warrants deposited in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

For the three months ended March 31, 2023, net cash used in operating activities was $709,640, which was due to a unrealized gain on investments held in the Trust Account of $153,692, realized gain on investments held in the Trust Account of $2,549,994, partially offset by our net income of $376,054, change in fair value of derivative liability-forward purchase agreement of 536,000, change in fair value of warrant liabilities of $808,000, deferred tax expense of $32,276, and changes in working capital of $241,716.

For the three months ended March 31, 2022, net cash used in operating activities was $290,266, which was due to a non-cash gain on the change in fair value of warrant liabilities of $5,454,000, change in fair value of derivative asset—forward purchase agreement of $216,000, changes in working capital of $77,421, unrealized gain on investments in the Trust Account of $72,777 and a realized gain on investments in the Trust Account of $25,290, offset in part by our net income of $5,400,380.

For the three months ended March 31, 2023, net cash provided by investing activities of $546,748 was the proceeds received from the Trust Account to pay taxes.

For the three months ended March 31, 2022, net cash provided by investing activities of $62,500 was the result of the amount of proceeds received from the Trust Account to pay franchise taxes.

For the three months ended March 31, 2023, net cash provided by financing activities was $60,000, which was a result of proceeds from a convertible promissory note.

There were no cash flows from financing activities for the three months ended March 31, 2022.

As of March 31, 2023, we had cash of $34,860 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. We also incur expenses as a result of being a public company for legal, financial reporting, accounting and compliance. We will also have obligations to pay Delaware and California state franchise taxes and other taxes with the funds held outside of the Trust Account to the extent that interest earned on the Trust Account is not sufficient to cover these taxes. We currently believe that the interest earned on the Trust Account should be sufficient to cover these taxes.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of the Initial Public Offering, to be to be $200,000 per year for Delaware, and $800 per year for California, plus other taxes, including but not limited to federal and state income and excise taxes, which we may pay from funds from the sale of the Private Placement Warrants held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our common stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

The unaudited condensed financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We anticipate that the cash held outside of the Trust Account as of March 31, 2023, will not be sufficient to allow us to operate until August 5, 2023, the date at which we must complete our initial Business Combination. Further, if our initial Business Combination is not consummated August 5, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about our ability to continue as a going concern for the next 12 months after the date that the accompanying financial statements are issued.

We plan to address this uncertainty through our initial Business Combination as discussed above. There is no assurance that our plans to consummate our initial Business Combination will be successfully completed by August 5, 2023. The financial statements included elsewhere in this Quarterly Report do not include any adjustments that might result from the outcome of this uncertainty.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of the Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

On March 17, 2023, we issued an unsecured promissory note in the principal amount of up to $750,000 to the Sponsor (the “March Working Capital Loan”).The March Working Capital Loan bears no interest and is due and payable upon the earlier to occur of (i) the date on which our initial Business Combination is consummated and (ii) the liquidation of the Company on or before August 5, 2023, or such later liquidation date as may be approved by our stockholders. At the election of the Sponsor, the unpaid principal amount of the March Working Capital Loan may be converted into warrants of the Company (the “Conversion Warrants”) with the total Conversion Warrants so issued equal to: (x) the portion of the principal amount of the March Working Capital Loan being converted divided by (y) $1.00, rounded up to the nearest whole number of warrants. On March 31, 2023, the Company drew $60,000 from the March Working Capital Loan, which has not yet been repaid as of March 31, 2023. Through May 18, 2023, the total amount drawn by the Company from the March Working Capital Loan was $400,000.

The fair value option was elected (see Note 10 of the condensed financial statements contained elsewhere in this Quarterly Report) and, as such, the fair value of the March Working Capital Loan is shown on the condensed balance sheets as $41,332 and $0 as of March 31, 2023 and December 31, 2022, respectively. The difference between the amount of the borrowing of $60,000 and the fair value of $41,332 is $18,668 and is recorded as an equity contribution in the Condensed Statements of Changes in Stockholders’ Deficit.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not placed in the Trust Account to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific Business Combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023 and December 31, 2022.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than described below.

Promissory Note—Related Party

On February 10, 2021, the Company issued an unsecured promissory note, as amended on July 6, 2021, to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $350,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) June 30, 2022 or (ii) the consummation of the Initial Public Offering. On August 5, 2021, the Company repaid the outstanding balance under the Initial Promissory Note of $350,000 that was borrowed prior to the Initial Public Offering. As of December 31, 2022, there was no borrowings outstanding under the Promissory Note. The Company no longer has the ability to borrow under the Promissory Note.

On March 17, 2023, the Company issued an unsecured promissory note in the principal amount of up to $750,000 to the Sponsor. This March Working Capital Loan bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial Business Combination is consummated and (ii) the liquidation of the Company on or before August 5, 2023, or such later liquidation date as may be approved by the Company’s stockholders. At the election of the Sponsor, the unpaid principal amount of the March Working Capital Loan may be converted into Conversion Warrants with the total Conversion Warrants so issued equal to: (x) the portion of the principal amount of the March Working Capital Loan being converted divided by (y) $1.00, rounded up to the nearest whole number of warrants. On March 31, 2023, the Company drew $60,000 from the March Working Capital Loan, which has not yet been repaid as of March 31, 2023. Through May 18, 2023, the total amount drawn by the Company from the March Working Capital Loan was $400,000.

The fair value option was elected (see Note 10 of the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report) and, as such, the fair value of the March Working Capital Loan is shown on the condensed balance sheets as $41,332 and $0 as of March 31, 2023 and December 31, 2022, respectively. The difference between the amount of the borrowing of $60,000 and the fair value of $41,332 is $18,668 and is recorded as an equity contribution in the Condensed Statements of Changes in Stockholders’ Deficit.

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

Critical Accounting Policies and Significant Estimates

The preparation of condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity and ASC Topic 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statement of operations. The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of March Working Capital Loan. As of March 31, 2023, the Company estimated the fair value of the warrant derivative liabilities to be $2,424,000. The public warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value.

Class A Common Stock Subject to Possible Redemption

All of the 25,000,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with our initial Business Combination and in connection with certain amendments to the Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Significant estimates included in the condensed financial statements include warrant liabilities and derivative financial instruments.

Actual results could materially differ from those estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 3, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Starton and the Starton Business Combination, see Pubco’s Registration Statement on Form S-4 filed with the SEC on May 15, 2023.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our Trust Account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential Business Combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a Business Combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a Business Combination could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Department of the Treasury (the “Treasury Department”) has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling, the U.S. government could default on its payment obligations, or experience delays in making payments when due. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition, operating results and our ability to consummate a Business Combination.

A 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

Pursuant to the IR Act, commencing in 2023, a 1% U.S. federal excise tax is imposed on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation and not on its stockholders. The amount of the excise tax is equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. The Treasury Department authority to promulgate regulations and provide other guidance regarding the excise tax. In December 2022, the Treasury Department issued Notice 2023-2, indicating its intention to propose such regulations and issuing certain interim rules on which taxpayers may rely. Under the interim rules, liquidating distributions made by publicly traded domestic corporations are exempt from the excise tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Accordingly, redemptions of our Public Shares in connection with an extension of the Combination Period may subject us to the excise tax, unless one of the two exceptions above apply. Such redemptions would only occur if an extension of the Combination Period is approved by our stockholders and such extension is implemented by the Board.

If the deadline for us to complete a Business Combination (currently August 5, 2023) is extended, our public stockholders will have the right to require us to redeem their Public Shares. Any redemption or other repurchase may be subject to the excise tax. The extent to which we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including: (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the Business Combination), (iii) if we fail to timely consummate a Business Combination and liquidate in a taxable year subsequent to the year in which a Redemption Event occurs and (iv) the content of any proposed or final regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us and not by the redeeming holders, the mechanics of any required payment of the excise tax remain to be determined. Any excise tax payable by us in connection with a Redemption Event may cause a reduction in the cash available to us to complete a Business Combination and could affect our ability to complete a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 28, 2022. There has been no material change in the planned use of proceeds from the Initial Public Offering and private placement as described in the Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following documents are filed as part of, or incorporated by reference into, this Quarterly Report:

No.	Description of Exhibit

2.1	Business Combination Agreement, dated as of April 27, 2023, by and among Healthwell Acquisition Corp. I, Starton Therapeutics, Inc., HWEL Holdings Corp., HWEL Merger Sub Corp., 1412384 B.C. Unlimited Liability Company, 1412388 B.C. Ltd, Healthwell Acquisition Corp. I Sponsor LLC, and Kiriakos Charlie Perperidis.(1)***

2.2	First Amendment to Business Combination Agreement, dated as of May 15, 2023, by and among Healthwell Acquisition Corp. I, Healthwell Acquisition Corp. I Sponsor LLC, HWEL Holdings Corp., HWEL Merger Sub Corp., 1412384 B.C. Unlimited Liability Company, 1412388 B.C. Ltd, Starton Therapeutics, Inc. and Kiriakos Charlie Perperidis.(2)

10.1	Promissory Note issued to Healthwell Acquisition Corp. I Sponsor LLC, dated March 17, 2023.(3)

10.2	Form of Voting Agreement, dated as of April 27, 2023, by and among Healthwell Acquisition Corp. I, Starton Therapeutics, Inc., and certain shareholders of Starton Therapeutics, Inc.(1)

10.3	Sponsor Support Agreement, dated as of April 27, 2023, by and among Healthwell Acquisition Corp. I, Healthwell Acquisition Corp. I Sponsor LLC, HWEL Holdings Corp. and Starton Therapeutics, Inc.(1)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
***

The exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally to the SEC a copy of all omitted exhibits and schedules upon its request.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 3, 2023.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 15, 2023.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 23, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthwell Acquisition Corp. I

Date: May 18, 2023	By:	/s/ Alyssa Rapp
Alyssa Rapp
Chief Executive Officer

Healthwell Acquisition Corp. I

Date: May 18, 2023	By:	/s/ Tracy Wan
Tracy Wan
President and Chief Financial Officer