Form 10-Q
period 2023-06-30
Healthwell Acquisition Corp. I
filed 2023-08-18
CIK 1845013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 18, 2023, there were 10,307,380 shares of Class A common stock, par value $0.0001 per share, and 1 share of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

HEALTHWELL ACQUISITION CORP. I

i

HEALTHWELL ACQUISITION CORP. I

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$46,925	$137,752
Prepaid expenses	108,403	330,178
Total current assets	155,328	467,930
Investments held in Trust Account	258,894,006	253,668,826
Total Assets	$259,049,334	$254,136,756

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$354,910	$5,100
Accrued expenses	983,993	475,928
Promissory note - related party	276,276	—
Income tax payable	1,027,975	393,497
Franchise tax payable	20,400	53,733
Total current liabilities	2,663,554	928,258
Warrant liabilities	4,646,000	1,616,000
Derivative liability - forward purchase agreement	1,296,000	484,000
Deferred underwriting fee payable	8,750,000	8,750,000
Deferred tax liability	446,466	365,381
Total Liabilities	17,802,020	12,143,639

Commitments and Contingencies (Note 6)
Class A common stock, subject to possible redemption, $0.0001 par value; 25,000,000 shares at redemption value	257,299,165	252,755,071

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,250,000 shares issued and outstanding	625	625
Additional paid-in capital	—	—
Accumulated deficit	(16,052,476)	(10,762,579)
Total stockholders’ deficit	(16,051,851)	(10,761,954)
Total Liabilities and Stockholders’ Deficit	$259,049,334	$254,136,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTHWELL ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Operating and formation costs	$1,195,181	$263,429	$1,570,476	$581,116
Franchise tax expense	50,200	50,400	100,450	100,400
Loss from operations	(1,245,381)	(313,829)	(1,670,926)	(681,516)
Interest expense	—	—	(1,095)	—
Interest and dividend income on investments held in Trust Account	674	—	674	—
Unrealized gains on investments held in Trust Account	232,425	189,623	386,117	262,400
Realized gains on investments held in Trust Account	2,915,143	126,548	5,465,137	151,838
(Loss) gain on change in fair value of derivative liability - forward purchase agreement	(276,000)	16,000	(812,000)	232,000
(Loss) gain on change in fair value of warrant liabilities	(2,222,000)	2,626,000	(3,030,000)	8,080,000
Loss on change in fair value of promissory note - related party	(123)	—	(123)	—
(Loss) income before income taxes	(595,262)	2,644,342	337,784	8,044,722
Income tax expense	(650,442)	—	(1,207,434)	—
Net (loss) income	$(1,245,704)	$2,644,342	$(869,650)	$8,044,722

Basic and diluted weighted average shares outstanding, Class A common stock	25,000,000	25,000,000	25,000,000	25,000,000
Basic and diluted net income per share, Class A common stock	$(0.04)	$0.08	$(0.03)	$0.26
Basic and diluted weighted average shares outstanding, Class B common stock	6,250,000	6,250,000	6,250,000	6,250,000
Basic and diluted net income per share, Class B common stock	$(0.04)	$0.08	$(0.03)	$0.26

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTHWELL ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	—	$—	6,250,000	$625	$—	$(10,762,579)	$(10,761,954)
Proceeds received in excess of initial fair value of convertible promissory note - related party	—	—	—	—	18,668	—	18,668
Remeasurement of Class A common stock to redemption value	—	—	—	—	(18,668)	(2,077,026)	(2,095,694)
Net income	—	—	—	—	—	376,054	376,054
Balance at March 31, 2023	—	$—	6,250,000	$625	$—	$(12,463,551)	$(12,462,926)
Proceeds received in excess of initial fair value of convertible promissory note - related party	—	—	—	—	105,179	—	105,179
Remeasurement of Class A common stock to redemption value	—	—	—	—	(105,179)	(2,343,221)	(2,448,400)
Net loss	—	—	—	—	—	(1,245,704)	(1,245,704)
Balance at June 30, 2023	—	$—	6,250,000	$625	$—	(16,052,476)	(16,051,851)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTHWELL ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	—	$—	6,250,000	$625	$—	$(19,420,600)	$(19,419,975)
Net income	—	—	—	—	—	5,400,380	5,400,380
Balance at March 31, 2022	—	$—	6,250,000	$625	$—	$(14,020,220)	$(14,019,595)
Net income	—	—	—	—	—	2,644,342	2,644,342
Balance at June 30, 2022	—	$—	6,250,000	$625	$—	$(11,375,878)	$(11,375,253)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTHWELL ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Cash Flows from Operating Activities:
Net (loss) income	$(869,650)	$8,044,722
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(674)	—
Unrealized gain on investments held in Trust Account	(386,117)	(262,400)
Realized gain on investments held in Trust Account	(5,465,137)	(151,838)
Change in fair value of derivative liability - forward purchase agreement	812,000	(232,000)
Change in fair value of warrant liabilities	3,030,000	(8,080,000)
Change in fair value of promissory note - related party	123	—
Deferred tax expense	81,085	—
Changes in operating assets and liabilities:
Prepaid expenses	221,775	199,944
Accounts payable	349,810	(7,105)
Accrued expenses	508,065	89,785
Income tax payable	634,478	—
Franchise tax payable	(33,333)	(82,066)
Net cash used in operating activities	(1,117,575)	(480,958)

Cash Flows from Investing Activities:
Proceeds from Trust Account to pay taxes	626,748	263,316
Net cash provided by in investing activities	626,748	263,316

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	400,000	—
Net cash provided by financing activities	400,000	—

Net change in cash	(90,827)	(217,642)

Cash - beginning of period	137,752	749,256
Cash - end of period	$46,925	$531,614

Supplemental disclosure of noncash investing and financing activities:
Excess of cash received over fair value of convertible promissory note - related party	$123,847	$—
Remeasurement of Class A common stock subject to possible redemption to redemption value	$4,544,094	$—

Supplemental cash flow information
Cash paid for income and franchise taxes	$626,748	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTHWELL ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Healthwell Acquisition Corp. I (the “Company”) is a blank check company incorporated in Delaware on February 2, 2021. The Company was formed for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

In connection with the business combination agreement (as described below) the Company created HWEL Holdings Corp., a newly formed wholly-owned subsidiary of the Company (“Pubco”); HWEL Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of Pubco (“Purchaser Merger Sub”); 1412384 B.C. Unlimited Liability Company, a British Columbia unlimited liability company and wholly-owned subsidiary of Pubco (“CallCo”); and 1412388 B.C. Ltd, a British Columbia corporation and wholly-owned subsidiary of CallCo (“ExchangeCo”). All of these subsidiaries have not commenced operations and have no or nominal assets.

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through June 30, 2023 relates to the Company’s formation, its initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, its search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income or gains on investments on the cash and investments held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below).

The registration statement for the Company’s Initial Public Offering was declared effective on August 2, 2021. On August 5, 2021, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000 (see Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,700,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement (the “Private Placement”) to Healthwell Acquisition Corp. I Sponsor LLC (the “Sponsor”), generating gross proceeds of $7,700,000 (see Note 4).

Transaction costs for the Initial Public Offering amounted to $21,720,139, consisting of $5,000,000 of underwriting fees, $8,750,000 of deferred underwriting fees, $7,207,313 of non-cash anchor investor offering costs and $762,826 of other offering costs.

Following the closing of the Initial Public Offering on August 5, 2021, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, and invested in U.S. government securities within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with maturities of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below. Following the 24-month anniversary of the effective date of our registration statement for the Initial Public Offering, we instructed Continental to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of an initial Business Combination or the liquidation of the Company, with Continental continuing to act as trustee. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and the Private Placement will no longer be invested in U.S. government debt securities or money market funds.

HEALTHWELL ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

A quorum for a meeting to approve an initial Business Combination will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. In such case, pursuant to the terms of a letter agreement entered into with the Company, the initial stockholders have agreed (and their permitted transferees will agree) to vote their Founder Shares (as defined in Note 5) and any Public Shares held by them in favor of an initial Business Combination. The Company expects that at the time of any stockholder vote relating to an initial Business Combination, the initial stockholders and their permitted transferees will own at least 20% of the issued and outstanding common stock entitled to vote thereon. The directors and officers also have agreed to vote in favor of an initial Business Combination with respect to any Public Shares acquired by them. These voting thresholds, and the voting agreements of the initial stockholders, may make it more likely that the Company will consummate a Business Combination. Each public stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

HEALTHWELL ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company will have until December 5, 2023, extended from August 5, 2023, to complete a Business Combination (the “Combination Period”), subject to making monthly stock transfers to the Holders (as defined in Note 11) of 155,581 Class A shares, which will begin payment on September 5, 2023. The Monthly Shares (as defined in Note 11) will be issued to the Holders substantially concurrently with the closing of the Company’s Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors (the “Board”), dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

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

HEALTHWELL ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Proposed Starton Therapeutics Business Combination

On April 27, 2023, the Company entered into the business combination agreement (“BCA”) with Starton Therapeutics, Inc. (“Starton”); Pubco; Purchaser Merger Sub; CallCo; ExchangeCo; the Sponsor, as the representative from and after the Effective Time (as defined in the BCA) of the stockholders of Pubco (other than the Starton Shareholders (as defined below) and their successors and assignees); and Kiriakos Charlie Perperidis, in the capacity as the representative of the shareholders of Starton (the “Starton Shareholders”) from and after the Effective Time (all of the transactions contemplated by the BCA, including the issuances of securities thereunder, the “Starton Business Combination”). The BCA was amended by the First Amendment to the Business Combination Agreement, dated May 15, 2023 (the “First BCA Amendment”) pursuant to which the Parties agreed to amend Section 9.1 of the Business Combination Agreement to add a new closing condition which requires that, immediately after the Closing, and after giving effect to the Redemption, the Starton Shareholders will own a number of voting shares of Pubco representing, in the aggregate, no less than 51% of the total voting power of all issued and outstanding shares of Pubco.

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

HEALTHWELL ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to the shares of Pubco Common Stock or Exchangeable Shares deliverable at the Closing, the Starton Shareholders will have the contingent right to receive up to an additional shares 25,000,000 shares of Pubco Common Stock or Exchangeable Shares, as earnout consideration after the Closing (the “Earnout Consideration” and such shares the “Earnout Shares”). The Earnout Consideration will be issuable to the Starton Shareholders (as of the date of the Closing) as follows:

●	one-third of the Earnout Shares are issuable upon the VWAP equaling or exceeding $12.00 per share for any twenty (20) out of any twenty (20) consecutive trading days during the five-year period after the Closing;

●	one-third of the Earnout Shares are issuable upon (i) the VWAP equaling or exceeding $14.00 per share for any twenty (20) out of any twenty (20) consecutive trading days during the Earnout Period or (ii) successful completion of a Phase 1B clinical trial for multiple myeloma, meaning the completion of an interim data analysis which is sufficient to obtain an agreement with the U.S. Food and Drug Administration (“FDA”) in which the FDA permits Starton to move forward to a phase 2 clinical study following a Type B End-of-Phase-1 meeting; and

●	one-third of the Earnout Shares are issuable upon (i) the VWAP equaling or exceeding $16.00 per share for any twenty (20) out of any twenty (20) consecutive trading days during the Earnout Period or (ii) achievement of the successful completion of an FDA required bridging study in healthy volunteers that proves bio-equivalence between the ambulatory subcutaneous pump and either a transdermal patch or an on body subcutaneous pump.

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

The BCA and related agreements and the First BCA Amendment are further described in our Current Reports on Form 8-K filed with the SEC on May 3, 2023 and May 15, 2023, respectively and the Registration Statement on Form S-4 of Pubco, initially filed with the SEC on May 15, 2023 (as amended, the “Registration Statement”). The foregoing descriptions of each of the BCA, the form of Voting Agreement and the Sponsor Letter Agreement are qualified in their entirety by reference to such agreement filed as an exhibit to the Quarterly Report filed on May 18, 2023.

Going Concern and Liquidity

As of June 30, 2023, the Company had $46,925 in cash held outside of the Trust Account and a working capital deficit of $1,459,851 (excluding income tax payable and franchise tax payable). The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2023, will not be sufficient to allow the Company to operate until December 5, 2023, the date at which the Company must complete a Business Combination. Further, if a Business Combination is not consummated by December 5, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these condensed consolidated financial statements are issued.

HEALTHWELL ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management plans to address this uncertainty through a Business Combination as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. As a result of this action and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation Reduction Act of 2022 and Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because the Company is a Delaware corporation, it will be a “covered corporation” within the meaning of the IR Act, and while not free from doubt, it is possible that, unless an exemption is available, the Company (or any post-combination company) will be subject to the Excise Tax as a result of any redemptions by the Company of its common stock that occurs after December 31, 2022, including redemptions in connection with an initial Business Combination. Whether and to what extent the Company would be subject to the Excise Tax in connection with a Business Combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the U.S. Treasury. In addition, because the Excise Tax would be payable by the Company, and not by the redeeming stockholder, the mechanics of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the per-share amount that the public stockholder would otherwise be entitled to receive or reduce the cash available on hand to complete a Business Combination. This may make a transaction with the Company less appealing to potential Business Combination targets, and thus, potentially hinder the Company’s ability to enter into and consummate an initial Business Combination, particularly an initial Business Combination in which substantial PIPE or other equity issuances are not contemplated. The Company will not use, now or in the future, any funds in the Trust Account, including any interest thereon, to pay for any excise tax imposed under the Inflation Reduction Act of 2022. See Note 11.

HEALTHWELL ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K as filed with the SEC on March 3, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

HEALTHWELL ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in Trust Account

At June 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities, along with interest and dividend income on the securities, is included in realized and unrealized gains (losses) on investments held in Trust Account in the accompanying condensed consolidated statements of operations. At June 30, 2023 and December 31, 2022, the assets held in the Trust Account were $258,894,006 and $253,668,826. For the three and six months June 30, 2023, $80,000 and $626,748, respectively, of income was released from the Trust Account for the payment of taxes.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed consolidated statement of operations. As of June 30, 2023 and December 31, 2022, the Company estimated the fair value of the warrant derivative liabilities to be $4,646,000 and $1,616,000, respectively. See Note 10 for additional information related to fair value measurements.

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

HEALTHWELL ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable common stock as of June 30, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected tax obligations plus up to $100,000 to pay dissolution expenses (see Note 1). As such, the Company recorded an increase in the carrying amount of the redeemable common stock of $2,095,694 and $2,448,400 for the three and six months ended June 30, 2023, respectively. The carrying value of the Class A common stock subject to redemption represents the redemption value as of June 30, 2023. The actual redemption value will be net of the Company’s tax obligations and dissolution expenses as of the date of redemption.

As of June 30, 2023, the Class A common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

Class A common stock subject to possible redemption at December 31, 2022	$252,755,071
Remeasurement of carrying value to redemption value	2,095,694
Class A common stock subject to possible redemption at March 31, 2023	254,850,765
Remeasurement of carrying value to redemption value	2,448,400
Class A common stock subject to possible redemption at June 30, 2023	$257,299,165

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $21,720,139 as a result of the Initial Public Offering (consisting of a $5,000,000 underwriting discount, $8,750,000 of deferred underwriting fees (as defined in Note 6), $7,207,313 of anchor investor offering costs, and $762,826 of other offering costs). The Company recorded $20,699,265 of offering costs as a reduction of equity in connection with the Class A common stock included in the Units. The Company immediately expensed $1,020,874 of offering costs in connection with the Public Warrants (as defined in Note 3) and Private Placement Warrants that were classified as liabilities.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. Derivative instruments are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

HEALTHWELL ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The forward purchase agreement is accounted for as a derivative instrument in accordance with ASC 815 and is presented as a derivative forward purchase agreement liability on the balance sheet. The forward purchase agreement was measured at fair value at the Initial Public Offering and on a recurring basis, with subsequent changes in fair value to be recorded in the condensed consolidated statement of operations. As of June 30, 2023 and December 31, 2022, the Company estimated the fair value of the forward purchase agreement to be a derivative liability of $1,296,000 and $484,000, respectively. See Note 10 for additional information related to fair value measurements.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the condensed consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

HEALTHWELL ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except share amounts):

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022		Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$(996,563)	$(249,141)	$2,115,474	$528,868	$(695,720)	$(173,930)	$6,435,778	$1,608,944
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	25,000,000	6,250,000	25,000,000	6,250,000	25,000,000	6,250,000
Basic and diluted net income per share	$(0.04)	$(0.04)	$0.08	$0.08	$(0.03)	$(0.03)	$0.26	$0.26

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

HEALTHWELL ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 10, 2021, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 7,187,500 Class B common stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 937,500 Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (see Note 5).

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

HEALTHWELL ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three anchor investors (the “Original Anchor Investors”) entered into separate subscription agreements in February 2021 with the Sponsor for indirect interests in the Founder Shares held by the Sponsor for a nominal amount. Certain interests in Founder Shares were granted to the Original Anchor Investors subject to a performance condition (i.e., if any Anchor Investor transfers the Units purchased in the Initial Public Offering (or the Class A common stock underlying such Units) prior to the closing of an initial Business Combination (other than to its affiliates or such other parties that are approved in advance in writing by the Sponsor) or it elects to redeem any of the Class A common stock purchased in this offering) and must be returned to the Sponsor if performance conditions are not met. Compensation expense related to these interests will be recognized only when the performance condition is probable of occurrence under ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). As of June 30, 2023 and December 31, 2022, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date satisfaction of the performance obligation is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Share interests. The fair value of these interests in the Founder Shares sold to the Original Anchor Investors was estimated at $1,796,901 or approximately $4.09 per share.

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

The Company estimated the fair value at July 20, 2021 of the Founder Share interests attributable to the Additional Anchor Investors to be $7,211,250 or $6.41 per share. The excess of the fair value of the Founder Shares sold over the purchase price was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost will be allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed immediately in the condensed consolidated statement of operations upon the Initial Public Offering. Offering costs allocated to the Public Shares were charged to stockholder’s equity (deficit) at the date of the Initial Public Offering.

On February 24, 2021, the Company granted units in the Sponsor to certain of its directors, executive officers, and other advisors representing indirect interests in the Founder Shares for no cash consideration. These awards are subject to ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The indirect interests in the Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the indirect interests in the Founder Shares are recognized only when the performance condition is probable of occurrence. As of June 30, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of indirect interests in the Founder Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified).

The total number of indirect interests in the Founder Shares granted were 1,404,532 shares with a grant date fair value consistent with that of the Original Anchor Investors.

HEALTHWELL ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 17, 2023, the Company issued an unsecured promissory note in the principal amount of up to $750,000 to the Sponsor (the “March Working Capital Loan”).The March Working Capital Loan bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial Business Combination is consummated and (ii) the liquidation of the Company on or before December 5, 2023, or such later liquidation date as may be approved by the Company’s stockholders. At the election of the Sponsor, the unpaid principal amount of the March Working Capital Loan may be converted into warrants of the Company (the “Conversion Warrants”) with the total Conversion Warrants so issued equal to: (x) the portion of the principal amount of the March Working Capital Loan being converted divided by (y) $1.00, rounded up to the nearest whole number of warrants. During the six months ended June 30, 2023, the Company drew an aggregate of $400,000 from the March Working Capital Loan, which has not yet been repaid as of June 30, 2023.

The fair value option was elected (see Note 10) and, as such, the fair value of the March Working Capital Loan is shown on the condensed consolidated balance sheets as $276,276 and $0 as of June 30, 2023 and December 31, 2022, respectively. The difference between the amount of the borrowing of $400,000 and the fair value at the time of initial borrowings of $276,154 is $123,847 and is recorded as an equity contribution in the Condensed Consolidated Statements of Changes in Stockholders’ Deficit.

Public Relation Services

Daniel J. Edelman Inc. provides public relation services to the Company relating to finding a suitable target for the initial Business Combination. George Hornig who serves as Co-Chair of the Company’s Board, is also a Director of Daniel J. Edelman Holdings Inc., the parent company of Daniel J. Edelman Inc. For the three months ended June 30, 2023 and June 30, 2022, the Company incurred $82,000 and $0, respectively, of expenses in relation to the services described above. For the six months ended June 30, 2023 and June 30, 2022, the Company incurred $82,000 and $0, respectively, of expenses in relation to the services described above.

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

HEALTHWELL ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Vendor Agreements

On April 7, 2023, the Company entered into an agreement with a financial filing and printing firm (the “Printer”) for services as needed by the Company in connection with a Business Combination. Pursuant to this agreement, the Company incurred approximately $15,000 in fees during the six months ended June 30, 2023. Pursuant to the agreement, the Company will pay the Printer a total of approximately of $125,000, inclusive of the $15,000 paid by the Company during the six months ended June 30, 2023. The remaining $110,000 is contingent upon the consummation of the Business Combination.

NOTE 7. WARRANTS

As of June 30, 2023 and December 31, 2022, there were 7,700,000 Private Placement Warrants and 12,500,000 Public Warrants outstanding.

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

HEALTHWELL ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of an initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants, and the Company will use commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of an initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed; provided that if the shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at the option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last reported sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share.

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00. Commencing ninety days after the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by the redemption date and the fair market value of the Company’s Class A common stock; and;

●	if the closing price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company send the notice of redemption to the warrant holders is less than $18.00 per share, then the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants.

HEALTHWELL ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Peterson Partners, a member of the Sponsor, pursuant to which Peterson Partners has subscribed to purchase from the Company 4,000,000 units, with each unit consisting of one share of Class A common stock (“Forward Purchase Shares”), and one-half of one warrant to purchase one share of Class A common stock (“Forward Purchase Warrants”, together with the Forward Purchase Shares the “Forward Purchase Securities”) for $10.00 per unit, or an aggregate amount of up to $40,000,000, in a private placement that will close concurrently with the closing of a Business Combination. The Forward Purchase Shares will be identical to the shares of Class A common stock included in the Units being sold in the Initial Public Offering, except that they will be subject to certain transfer restrictions, and the Forward Purchase Warrants shall be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, the Company estimated the fair value of the forward purchase agreement to be a derivative liability of $1,296,000 and $484,000, respectively.

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

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. As of June 30, 2023 and December 31, 2022, the Company estimated the fair value of the warrant derivative liabilities to be $4,646,000 and $1,616,000. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s condensed consolidated statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

HEALTHWELL ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 25,000,000 shares of Class A common stock issued and outstanding, of which 25,000,000 shares of Class A common stock are subject to possible redemption.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 6,250,000 shares of Class B common stock issued and outstanding. On September 11, 2021, the underwriters 45-day option expired. As a result, 937,500 shares of Class B common stock were forfeited.

Prior to the closing of a Business Combination, holders of Class B common stock have the right to appoint all of the directors and may remove members of the board of directors for any reason. On any other matter submitted to a vote of the stockholders, holders of the shares of Class B common stock and holders of the Class A common stock will vote together as a single class, except as required by law.

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

NOTE 9. INCOME TAX

The Company’s effective tax rate for the three and six months ended June 30, 2023, was (109.3%) and 357.5%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2022, was 0.0%. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the change in the fair value of warrant liabilities and derivative asset - forward purchase agreement, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets. The Company has used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2023 and 2022. The Company believes that, at this time, the use of the discrete method for the three and six months ended June 30, 2023 and 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

HEALTHWELL ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Assets
Investments held in Trust Account:
Money Market investments	$258,894,006	$258,894,006	$—	$—
Liabilities
Warrant liability – Public Warrants	$2,875,000	$2,875,000	$—	$—
Warrant liability – Private Placement Warrants	$1,771,000	$—	$1,771,000	$—
Derivative liability - forward purchase agreement	$1,296,000	$—	$—	$1,296,000
Convertible promissory note - related party	$276,276	$—	$—	$276,276
December 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$253,668,826	$253,668,826	$—	$—
Liabilities
Warrant liability – Public Warrants	$1,000,000	$1,000,000	$—	$—
Warrant liability – Private Placement Warrants	$616,000	$—	$616,000	$—
Derivative liability- forward purchase agreement	$484,000	$—	$—	$484,000

The Company utilized a binomial lattice model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker HWELW. The quoted price of the Public Warrants was $0.23 and $0.08 per warrant as of June 30, 2023 and December 31, 2022.

In prior periods, the Company utilized a binomial lattice model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations. The estimated fair value of the Private Placement Warrant liability was initially determined using Level 3 inputs. As of June 30, 2023 and December 31, 2022, the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

HEALTHWELL ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides the significant inputs to the model for the fair value of the Forward Purchase Agreement:

	As of June 30, 2023	As of December 31, 2022
Stock price	$10.28	$9.91
Strike price	$11.50	$11.50
Dividend yield	—%	—%
Term to expected Business Combination (in years)	0.3	0.5
Volatility	de minimus	de minimus
Risk-free rate(1)	5.36% / 4.07%	4.70% / 3.98%
Probability of Business Combination	70.0%	60.0%
Fair value of derivative liability - forward purchase agreement	$0.324	$0.121

[1]	The risk-free rate was based on U.S. Treasury Rates commensurate with the remaining term to Business Combination / expiration of the Private Placement Warrants (see Note 7).

The convertible promissory notes - related party were valued using a Black-Scholes model, which is considered to be a Level 3 fair value measurement. The following table provides the significant inputs to the model for the fair value of the convertible promissory note - related party:

	As of June 30, 2023	As of May 4, 2023 (Initial Measurement)	As of April 26, 2023 (Initial Measurement)	As of April 17, 2023 (Initial Measurement)
Warrant exercise price	$1.00	$1.00	$1.00	$1.00
Term to expected Business Combination (in years)	0.25	0.24	0.26	0.29
Volatility	de minimus	de minimus	de minimus	de minimus
Risk free rate	5.36%	5.22%	5.09%	5.12%
Discount factor	0.99	0.99	0.99	0.99
Probability of Business Combination	70%	70%	70%	70%
Fair value convertible promissory note - related party	$276,276	$134,794	$13,814	$86,214

HEALTHWELL ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of December 31, 2021	$4,559,000
Change in fair value	(2,295,000)
Fair value as of March 31, 2022	2,264,000
Change in fair value	(1,017,000)
Fair value as of June 30, 2022	$1,247,000

Fair value as of December 31, 2022	$484,000
Initial measurement of draw on convertible promissory note - related party on March 31, 2023	41,332
Change in fair value	536,000
Fair value as of March 31, 2023	1,061,332
Initial measurement of draw on convertible promissory note - related party on April 17, 2023	86,214
Initial measurement of draw on convertible promissory note - related party on April 26, 2023	13,814
Initial measurement of draw on convertible promissory note - related party on May 8, 2023	134,794
Change in fair value	276,123
Fair value as of June 30, 2023	$1,572,276

The Company recognized loss in connection with changes in the fair value of warrant liabilities of $3,030,000 (including $1,875,000 related to the Public Warrants - Level 1 and $1,155,000 related to the Private Placement Warrants - Level 2) within the condensed consolidated statement of operations for the six months June 30, 2023. The Company recognized a loss in connection with changes in the fair value of derivative liability - forward purchase agreement of $812,000 within the condensed consolidated statement of operations for the six months June 30, 2023. The Company recognized a loss on the change in fair value of the Sponsor Working Capital Loans of $123 within the condensed statements of operations for the six months June 30, 2023.

The Company recognized loss in connection with changes in the fair value of warrant liabilities of $2,222,000 (including $1,375,000 related to the Public Warrants - Level 1 and $847,000 related to the Private Placement Warrants - Level 2) within the condensed consolidated statement of operations for the three months ended June 30, 2023. The Company recognized a loss in connection with changes in the fair value of derivative liability - forward purchase agreement of $276,000 within the condensed consolidated statement of operations for the three months ended June 30, 2023. The Company recognized a loss on the change in fair value of the Working Capital Loans of $123 within the condensed consolidated statement of operations for the three months ended June 30, 2023.

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $8,080,000 (including $5,000,000 related to the Public Warrants - Level 1 and $3,080,000 related to the Private Placement Warrants - Level 3) within the unaudited condensed consolidated statement of operations for the six months ended June 30, 2022. The Company recognized a gain in connection with changes in the fair value of derivative asset - forward purchase agreement of $232,000 within the unaudited condensed consolidated statement of operations for the six months ended June 30, 2022.

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

HEALTHWELL ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On July 21, 2023, the Company issued an aggregate of 6,249,999 Class A Shares to the Sponsor upon the conversion of an equal number of Class B Shares. The 6,249,999 Class A Shares issued in the Conversion, approximately 20.0% of the total issued and outstanding Class A Shares after the Conversion, are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the IPO.

Between July 22, 2023 and July 25, 2023, the Company and the Sponsor, entered into seven voting and non-redemption agreements (the “Non-Redemption Agreements”) with certain unaffiliated third parties (each, a “Holder,” and collectively, the “Holders”) in exchange for the Holders agreeing either not to request redemption, or to reverse any previously submitted redemption demand, with respect to an aggregate of 3,889,523 Public Shares sold in its Initial Public Offering in connection with the special meeting in lieu of an annual meeting of stockholders of the Company, which was held on July 26, 2023 (the “Extension Meeting”). The Extension Meeting was held to, among other things, consider a proposal to amend to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate a Business Combination from August 5, 2023 to December 5, 2023 (or such earlier date as determined by the Company’s board of directors) (the “Extension Amendment”). In consideration of the Non-Redemption Agreements, the Sponsor and Starton have agreed to transfer to the Holders an aggregate of 155,581 Class A Shares for each month beginning on September 5, 2023 and continuing for each subsequent month thereafter (including partial months) until the consummation of the Company’s Business Combination (the “Monthly Shares”). The Monthly Shares will be issued to the Holders substantially concurrently with the closing of the Company’s Business Combination.

As of the date of this Quarterly Report, the Company and the Sponsor have entered into Non-Redemption Agreements with respect to an aggregate of 3,889,523 Class A Shares, and the Sponsor and Starton have agreed to transfer an aggregate of 155,581 Class A Shares for each month beginning on September 5, 2023 and continuing for each subsequent month thereafter (including partial months) until the consummation of the Company’s Business Combination.

The Non-Redemption Agreements are expected to increase the amount of funds that remain in the Company’s Trust Account following the Meeting. Pursuant to the Non-Redemption Agreements, each Holder has also agreed to vote any Class A Shares held by it as of the record date for the Extension Meeting in favor of the Extension Amendment at the Extension Meeting and cause all such shares to be counted as present at the Extension Meeting for purposes of establishing a quorum.

HEALTHWELL ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 26, 2023, the Company held the Extension Meeting. At the Extension Meeting, the Company’s stockholders approved (1) an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate an initial Business Combination from August 5, 2023 to December 5, 2023 (or such earlier date as determined by the Company’s board of directors); (2) an amendment to the Amended and Restated Certificate of Incorporation to provide that, subject to the rights of the holders of any outstanding class of preferred stock, the number of authorized shares of any class of common stock or preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the outstanding shares of the Company’s capital stock entitled to vote thereon, irrespective of the provisions of Section 242(b)(2) of the Delaware General Corporation Law; (3) an amendment to the Amended and Restated Certificate of Incorporation to eliminate from the Amended and Restated Certificate of Incorporation the limitation that the Company may not redeem the shares of Class A common stock sold as part of the units in the IPO to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (all of the aforementioned amendments, collectively the “Amendments”); and (4) a proposal to ratify the selection by the audit committee of the Board of Marcum LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2023. The Company filed the Amendments with the Secretary of State of the State of Delaware on July 26, 2023.

In connection with the Extension Meeting, stockholders holding 20,942,619 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $215,635,294 (approximately $10.30 per public share) was removed from the Trust Account to pay such holders and approximately $41,776,749 remained in the Trust Account. Following redemptions, the Company has 4,057,381 public shares outstanding.

In the event of either the closing of the BCA or a mandatory liquidation of the Company prior to December 31, 2023, the Company does not expect the redemptions that occurred in connection with the Extension Meeting to be subject to the Excise Tax under the IR Act.

On August 10, 2023, the Company, Starton, Pubco, Purchaser Merger Sub, CallCo, ExchangeCo, and the Sponsor entered into the Second Amendment to Business Combination Agreement (the “Second BCA Amendment”), pursuant to which the the Company, Starton, Pubco, Purchaser Merger Sub, CallCo, ExchangeCo, and the Sponsor agreed to amend the Business Combination Agreement to (a) increase the size of the option award pool under the Pubco equity plan to fifteen percent (15%) of the aggregate number of shares of Pubco Common Stock issued and outstanding after the Closing and to provide for an annual “evergreen” increase of five percent (5%); (b) provide that the Sponsor incentive shares and Company incentive shares to be provided as incentives to support an equity investment or debt financing will be provided on a pari passu basis; and (c) remove the Closing condition that, upon the Closing, after giving effect to the redemptions and any equity investment or debt financing, the Company will have net tangible assets of at least $5,000,001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Healthwell Acquisition Corp. I References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Healthwell Acquisition Corp. I Sponsor LLC The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary” and “Item 1A. Risk Factors” included in the Company’s annual report on Form 10-K as filed with the SEC on March 3, 2023 and the Company’s definitive proxy statement on Schedule 14A as filed with the SEC on July 5, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On April 27, 2023, the Company entered into the BCA with Starton; Pubco; Purchaser Merger Sub; CallCo; ExchangeCo; the Sponsor, as the representative from and after the Effective Time of the stockholders of Pubco (other than the Starton Shareholders (as defined below) and their successors and assignees); and Kiriakos Charlie Perperidis, in the capacity as the representative of the Starton Shareholders from and after the Effective Time. The BCA was amended by the First BCA Amendment on May 15, 2023, pursuant to which the Parties agreed to amend Section 9.1 of the Business Combination Agreement to add a new closing condition which requires that, immediately after the Closing, and after giving effect to the Redemption, the Starton Shareholders will own a number of voting shares of Pubco representing, in the aggregate, no less than 51% of the total voting power of all issued and outstanding shares of Pubco.

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

In addition to the shares of Pubco Common Stock or Exchangeable Shares deliverable at the Closing, the Starton Shareholders will have the contingent right to receive up to an additional shares 25,000,000 shares of Pubco Common Stock or Exchangeable Shares, as earnout consideration after the Closing. The Earnout Consideration will be issuable to the Starton Shareholders (as of the date of the Closing) as follows:

●	one-third of the Earnout Shares are issuable upon the VWAP equaling or exceeding $12.00 per share for any twenty (20) out of any twenty (20) consecutive trading days during the five-year period after the Closing;

●	one-third of the Earnout Shares are issuable upon (i) the VWAP equaling or exceeding $14.00 per share for any twenty (20) out of any twenty (20) consecutive trading days during the Earnout Period or (ii) successful completion of a Phase 1B clinical trial for multiple myeloma, meaning the completion of an interim data analysis which is sufficient to obtain an agreement with the U.S. Food and Drug Administration (“FDA”) in which the FDA permits Starton to move forward to a phase 2 clinical study following a Type B End-of-Phase-1 meeting; and

●	one-third of the Earnout Shares are issuable upon (i) the VWAP equaling or exceeding $16.00 per share for any twenty (20) out of any twenty (20) consecutive trading days during the Earnout Period or (ii) achievement of the successful completion of an FDA required bridging study in healthy volunteers that proves bio-equivalence between the ambulatory subcutaneous pump and either a transdermal patch or an on body subcutaneous pump.

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

The BCA and related agreements and the First BCA Amendment are further described in our Current Reports on Form 8-K filed with the SEC on May 3, 2023 and May 15, 2023, respectively and the Registration Statement on Form S-4 of Pubco, initially filed with the SEC on May 15, 2023 (as amended, the “Registration Statement”). The foregoing descriptions of each of the BCA, the form of Voting Agreement and the Sponsor Letter Agreement are qualified in their entirety by reference to such agreement filed as an exhibit to the Quarterly Report filed on May 18, 2023.

On July 21, 2023, the Company issued an aggregate of 6,249,999 Class A Shares to the Sponsor upon the conversion of an equal number of Class B Shares. The 6,249,999 Class A Shares issued in the Conversion, approximately 20.0% of the total issued and outstanding Class A Shares after the Conversion, are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the IPO.

Between July 22, 2023 and July 25, 2023, the Company and the Sponsor, entered into seven voting and non-redemption agreements (the “Non-Redemption Agreements”) with certain unaffiliated third parties (each, a “Holder,” and collectively, the “Holders”) in exchange for the Holders agreeing either not to request redemption, or to reverse any previously submitted redemption demand, with respect to an aggregate of 3,889,523 Public Shares sold in its Initial Public Offering in connection with the special meeting in lieu of an annual meeting of stockholders of the Company, which was held on July 26, 2023 (the “Extension Meeting”). The Extension Meeting was held to, among other things, consider a proposal to amend to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate a Business Combination from August 5, 2023 to December 5, 2023 (or such earlier date as determined by the Company’s board of directors) (the “Extension Amendment”). In consideration of the Non-Redemption Agreements, the Sponsor and Starton have agreed to transfer to the Holders an aggregate of 155,581 Class A Shares for each month beginning on September 5, 2023 and continuing for each subsequent month thereafter (including partial months) until the consummation of the Company’s Business Combination (the “Monthly Shares”). The Monthly Shares will be issued to the Holders substantially concurrently with the closing of the Company’s Business Combination.

As of the date of this Quarterly Report, the Company and the Sponsor have entered into Non-Redemption Agreements with respect to an aggregate of 3,889,523 Class A Shares, and the Sponsor has agreed to transfer an aggregate of 155,581 Class A Shares for each month beginning on September 5, 2023 and continuing for each subsequent month thereafter (including partial months) until the consummation of the Company’s Business Combination.

The Non-Redemption Agreements increased the amount of funds that remain in the Company’s Trust Account following the Meeting. Pursuant to the Non-Redemption Agreements, each Holder has also agreed to vote any Class A Shares held by it as of the record date for the Extension Meeting in favor of the Extension Amendment at the Extension Meeting and cause all such shares to be counted as present at the Extension Meeting for purposes of establishing a quorum.

On July 26, 2023, the Company held the Extension Meeting. At the Extension Meeting, the Company’s stockholders approved (1) an amendment to the Company’s amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) to extend the date by which the Company must consummate an initial Business Combination from August 5, 2023 to December 5, 2023 (or such earlier date as determined by the Company’s board of directors); (2) an amendment to the Amended and Restated Certificate of Incorporation to provide that, subject to the rights of the holders of any outstanding class of preferred stock, the number of authorized shares of any class of common stock or preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the outstanding shares of the Company’s capital stock entitled to vote thereon, irrespective of the provisions of Section 242(b)(2) of the Delaware General Corporation Law; (3) an amendment to the Amended and Restated Certificate of Incorporation to eliminate from the Amended and Restated Certificate of Incorporation the limitation that the Company may not redeem the shares of Class A common stock sold as part of the units in the IPO to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (all of the aforementioned amendments, collectively the “Amendments”); and (4) a proposal to ratify the selection by the audit committee of the Board of Marcum LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2023. The Company filed the Amendments with the Secretary of State of the State of Delaware on July 26, 2023. The extension of the date by which the Company must consummate an initial Business Combination from August 5, 2023 to December 5, 2023 is subject to making monthly stock transfers to the Holders of 155,581 Class A shares, which will begin payment on September 5, 2023. The Monthly Shares will be issued to the Holders substantially concurrently with the closing of the Company’s Business Combination.

In connection with the Extension Meeting, stockholders holding 20,942,619 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $215,635,294 (approximately $10.30 per public share) will be removed from the Trust Account to pay such holders and approximately $41,776,749 will remain in the Trust Account. Following redemptions, the Company has 4,057,381 public shares outstanding.

In the event of either the closing of the BCA or a mandatory liquidation of the Company prior to December 31, 2023, the Company does not expect the redemptions that occurred in connection with the Extension Meeting to be subject to the Excise Tax under the IR Act.

On August 10, 2023, the Company, Starton, Pubco, Purchaser Merger Sub, CallCo, ExchangeCo, and the Sponsor entered into the Second Amendment to Business Combination Agreement (the “Second BCA Amendment”), pursuant to which the the Company, Starton, Pubco, Purchaser Merger Sub, CallCo, ExchangeCo, and the Sponsor agreed to amend the Business Combination Agreement to (a) increase the size of the option award pool under the Pubco equity plan to fifteen percent (15%) of the aggregate number of shares of Pubco Common Stock issued and outstanding after the Closing and to provide for an annual “evergreen” increase of five percent (5%); (b) provide that the Sponsor incentive shares and Company incentive shares to be provided as incentives to support an equity investment or debt financing will be provided on a pari passu basis; and (c) remove the Closing condition that, upon the Closing, after giving effect to the redemptions and any equity investment or debt financing, the Company will have net tangible assets of at least $5,000,001.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 2, 2021 (inception) through June 30, 2023 were organizational activities, our initial public offering and identifying target companies for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in our trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses in connection with our search for business combination targets.

For the three months ended June 30, 2023, we had net loss of $1,245,704, which resulted from a loss on the change in the fair value of warrant liabilities of $2,222,000, a loss on the change in fair value of derivative liability—forward purchase agreement of $276,000, operating and formation costs of $1,195,181, income tax expense of $650,442, franchise tax expense of $50,200, and loss on change in fair value of promissory note - related party of $123, offset in part by unrealized gain on investments held in Trust Account of $232,425, realized gain on investments held in Trust Account of $2,915,143, and dividend income on investments held in Trust Account of $674.

For the three months ended June 30, 2022, we had net income of $2,644,342, which resulted from a gain on the change in fair value of warrant liabilities of $2,626,000, unrealized gains on investments held in Trust Account of $189,623, realized gains on investments held in Trust Account of $126,548, and a gain on the change in fair value of derivative asset - forward purchase agreement of 16,000, offset in part by operating and formation costs of $263,429 and franchise tax expense of $50,400.

For the six months June 30, 2023, we had net loss of $869,650, which resulted from a loss on the change in the fair value of warrant liabilities of $3,030,000, a loss on the change in fair value of derivative liability—forward purchase agreement of $812,000, operating and formation costs of $1,570,476, income tax expense of $1,207,434, franchise tax expense of $100,450, interest expense of $1,095, and loss on change in fair value of promissory note - related party of $123, offset in part by unrealized gain on investments held in Trust Account of $386,117, realized gain on investments held in Trust Account of $5,465,137, and dividend income on investments held in Trust Account of $674.

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

Liquidity, Capital Resources, and Going Concern

On August 5, 2021, we consummated our initial public offering of 25,000,000 units generating gross proceeds to the Company of $250,000,000. Simultaneously with the consummation of our initial public offering, we completed the private sale of 7,700,000 private placement warrants to our sponsor at a purchase price of $1.00 per warrant, generating gross proceeds of $7,700,000. A portion of proceeds from the sale of the private placement warrants were added to our net proceeds from the initial public offering held in a trust account. If we do not complete an initial business combination by December 5, 2023 (28 months from the closing of our initial public offering), the proceeds from the sale of the private placement warrants deposited in the trust account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.

For the six months June 30, 2023, net cash used in operating activities was $1,117,575, which was due to a unrealized gain on investments held in the trust account of $386,117, realized gain on investments held in the trust account of $5,465,137, dividend income on investments held in Trust Account of $674, and our net loss of $869,650, partially offset by change in fair value of derivative liability-forward purchase agreement of $812,000, change in fair value of warrant liabilities of $3,030,000, deferred tax expense of $81,085, changes in working capital of $1,680,795, and change in the fair value of promissory notes – related party of $123.

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

For the six months June 30, 2023, net cash provided by investing activities of $626,748 was the proceeds received from the trust account to pay taxes.

For the six months ended June 30, 2022, net cash provided by investing activities of $263,316 was the result of the amount of proceeds received from the Trust Account to pay franchise taxes.

For the six months June 30, 2023, net cash provided by financing activities was $400,000, which was a result of proceeds from a convertible promissory note.

There were no cash flows from financing activities for the six months June 30, 2022.

As of June 30, 2023, we had cash of $46,925 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. We also incur expenses as a result of being a public company for legal, financial reporting, accounting and compliance. We will also have obligations to pay Delaware and California state franchise taxes and other taxes with the funds held outside of the trust account to the extent that interest earned on the trust account is not sufficient to cover these taxes. We currently believe that the interest earned on the trust account should be sufficient to cover these taxes.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of our initial public offering, to be to be $200,000 per year for Delaware, and $800 per year for California, plus other taxes, including but not limited to federal and state income and excise taxes, which we may pay from funds from the sale of the private placement warrants held outside of the trust account or from interest earned on the funds held in the trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our common stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

The unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We anticipate that the cash held outside of the trust account as of June 30, 2023, will not be sufficient to allow us to operate until December 5, 2023, the date at which we must complete our initial business combination. Further, if our initial business combination is not consummated December 5, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about our ability to continue as a going concern for the next 12 months after the date that the accompanying financial statements are issued.

We plan to address this uncertainty through our initial business combination as discussed above. There is no assurance that our plans to consummate our initial business combination will be successfully completed by December 5, 2023. The financial statements included elsewhere in this Report do not include any adjustments that might result from the outcome of this uncertainty.

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

On March 17, 2023, we issued an unsecured promissory note in the principal amount of up to $750,000 to the Sponsor (the “March Working Capital Loan”).The March Working Capital Loan bears no interest and is due and payable upon the earlier to occur of (i) the date on which our initial business combination is consummated and (ii) the liquidation of the Company on or before December 5, 2023, or such later liquidation date as may be approved by our stockholders. At the election of the Sponsor, the unpaid principal amount of the March Working Capital Loan may be converted into warrants of the Company (the “Conversion Warrants”) with the total Conversion Warrants so issued equal to: (x) the portion of the principal amount of the March Working Capital Loan being converted divided by (y) $1.00, rounded up to the nearest whole number of warrants. The Company drew $60,000 on March 31, 2023, $125,000 on April 17, 2023, $20,000 on April 26, 2023, and $195,000 on May 8, 2023 from the March Working Capital Loan. The outstanding balance as of June 30, 2023 is $400,000.

The fair value option was elected (see Note 10 of the condensed consolidated financial statements and the notes thereto contained elsewhere in this Report) and, as such, the fair value of the March Working Capital Loan is shown on the condensed consolidated balance sheets as $276,276 and $0 as of June 30, 2023 and December 31, 2022, respectively. The difference between the amount of the borrowing of $400,000 and the initial fair value of $276,154 is $123,847 and is recorded as an equity contribution in the Condensed Consolidated Statements of Changes in Stockholders’ Deficit.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023 and December 31, 2022.

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

On March 17, 2023, the Company issued an unsecured promissory note in the principal amount of up to $750,000 to the Sponsor (the “Promissory Note”).The Working Capital Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company on or before December 5, 2023, or such later liquidation date as may be approved by the Company’s stockholders. At the election of the Sponsor, the unpaid principal amount of the Working Capital Note may be converted into warrants of the Company (the “Conversion Warrants”) with the total Conversion Warrants so issued equal to: (x) the portion of the principal amount of the Working Capital Note being converted divided by (y) $1.00, rounded up to the nearest whole number of warrants. The Company drew $60,000 on March 31, 2023, $125,000 on April 17, 2023, $20,000 on April 26, 2023, and $195,000 on May 8, 2023 from the March Working Capital Loan, which has not yet been repaid as of June 30, 2023.

The fair value option was elected (see Note 10 of the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report) and, as such, the fair value of the March Working Capital Loan is shown on the condensed consolidated balance sheets as $276,276 and $0 as of June 30, 2023 and December 31, 2022, respectively. The difference between the amount of the borrowing of $400,000 and the initial fair value of $276,154 is $123,847 and is recorded as an equity contribution in the Condensed Consolidated Statements of Changes in Stockholders’ Deficit.

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

Critical Accounting Policies and Significant Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed consolidated statement of operations. The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of our initial public offering. As of June 30, 2023, the Company estimated the fair value of the warrant derivative liabilities to be $4,646,000. The public warrants were allocated a portion of the proceeds from the issuance of the units equal to its fair value.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Significant estimates included in the condensed consolidated financial statements include warrant liabilities and derivative financial instruments.

Actual results could materially differ from those estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of June 30, 2023.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. As of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 3, 2023, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as filed with the SEC on May 18, 2023, and our definitive proxy statement on Schedule 14A, as filed with the SEC on July 5, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Starton and the Starton Business Combination, see Pubco’s Registration Statement on Form S-4 filed with the SEC on May 15, 2023 and amendments thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On July 21, 2023, we issued an aggregate of 6,249,999 shares of Class A common stock to the Sponsor, upon the conversion of an equal number of shares of Class B common stock held by the Sponsor(the “Founder Conversion”). The 6,249,999 shares of Class A common stock issued in connection with the Founder Conversion are subject to the same restrictions as applied to the Class B common stock before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Initial Public Offering. Following the Founder Conversion and the redemptions in connection with the Extension, there were 10,307,380 shares of Class A common stock issued and outstanding and one share of Class B common stock issued and outstanding. As a result of the Founder Conversion and the redemptions in connection with the Extension, the Sponsor held 60.6% of the outstanding Class A common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 26, 2023, the Company held a special meeting in lieu of an annual meeting of stockholders of the Company, which was held on July 26, 2023 (the “Extension Meeting”). At the Extension Meeting, the Company’s stockholders approved (1) an amendment to the Company’s amended and restated certificate of incorporation (the “Charter”) to extend the date by which the Company must consummate an initial Business Combination from August 5, 2023 to December 5, 2023 (or such earlier date as determined by the Company’s board of directors); (2) an amendment to the Charter to provide that, subject to the rights of the holders of any outstanding class of preferred stock, the number of authorized shares of any class of common stock or preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the outstanding shares of the Company’s capital stock entitled to vote thereon, irrespective of the provisions of Section 242(b)(2) of the Delaware General Corporation Law; (3) an amendment to the Charter to eliminate from the Charter the limitation that the Company may not redeem the shares of Class A common stock sold as part of the units in the IPO to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (all of the aforementioned amendments, collectively the “Charter Amendments”); and (4) a proposal to ratify the selection by the audit committee of the Board of Marcum LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2023. The Company filed the Charter Amendments with the Secretary of State of the State of Delaware on July 26, 2023.

There were no repurchases of our equity securities by us or an affiliate during the fiscal quarter covered by the Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following documents are filed as part of, or incorporated by reference into, this Report:

No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of April 27, 2023, by and among Healthwell Acquisition Corp. I, Starton Therapeutics, Inc., HWEL Holdings Corp., HWEL Merger Sub Corp., 1412384 B.C. Unlimited Liability Company, 1412388 B.C. Ltd, Healthwell Acquisition Corp. I Sponsor LLC, and Kiriakos Charlie Perperidis.(1)

2.2	First Amendment to Business Combination Agreement, dated as of May 15, 2023, by and among Healthwell Acquisition Corp. I, Healthwell Acquisition Corp. I Sponsor LLC, HWEL Holdings Corp., HWEL Merger Sub Corp., 1412384 B.C. Unlimited Liability Company, 1412388 B.C. Ltd, Starton Therapeutics, Inc. and Kiriakos Charlie Perperidis.(2)

2.3	Second Amendment to Business Combination Agreement, dated as of August 10, 2023, by and among Healthwell Acquisition Corp. I, Healthwell Acquisition Corp. I Sponsor LLC, HWEL Holdings Corp., HWEL Merger Sub Corp., 1412384 B.C. Unlimited Liability Company, 1412388 B.C. Ltd, Starton Therapeutics, Inc. and Kiriakos Charlie Perperidis.(5)

3.1	Amendment to Amended and Restated Certificate of Incorporation. (4)

10.1	Form of Voting Agreement, dated as of April 27, 2023, by and among Healthwell Acquisition Corp. I, Starton Therapeutics, Inc., and certain shareholders of Starton Therapeutics, Inc., party thereto.(1)

10.2	Sponsor Support Agreement, dated as of April 27, 2023, by and among Healthwell Acquisition Corp. I, Healthwell Acquisition Corp. I Sponsor LLC, HWEL Holdings Corp. and Starton Therapeutics, Inc.(1)

10.3	Form of Voting and Non-Redemption Agreement.(3)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 3, 2023.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 15, 2023.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 25, 2023.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 1, 2023.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 11, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthwell Acquisition Corp. I

Date: August 18, 2023	By:	/s/ Alyssa Rapp
Alyssa Rapp
Chief Executive Officer

Healthwell Acquisition Corp. I

Date: August 18, 2023	By:	/s/ Tracy Wan
Tracy Wan
President and Chief Financial Officer